Form 10-K
period 2023-12-31
Telomir Pharmaceuticals, Inc.
filed 2024-03-29
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission file number 001-31361

Telomir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	87-2606031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 N Wolfe Street, Suite 601, Baltimore, Maryland	21205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 737-289-0835

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, no par value	TELO	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2023. The registrant’s shares of common stock began trading on The NASDAQ Capital Market on February 9, 2024.

As of March 28, 2024, there were 29,609,814 shares of company common stock issued and outstanding.

Telomir Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2023

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “TELO,” the “Company,” “we,” “us” and “our” or similar terms refer to Telomir Pharmaceuticals, Inc., a Florida corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act) that reflect our current expectations and views of future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about the markets in which we operate, including expectations regarding our studies, growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Annual Report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially and adversely from those expressed in forward-looking statements include, but are not limited to, the following:

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to successfully commercialize and market our product candidates, if approved by the FDA;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	the potential market size, opportunity, and growth potential for our product candidates, if approved by the FDA;

●	our ability to obtain additional funding for our operations and development activities;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

●	the timing of anticipated regulatory filings;

●	our future expenses, capital requirements and need for additional financing;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory, and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved by the FDA;

●	the rate and degree of market acceptance of our product candidates, if approved by the FDA;

●	the implementation of our business model and strategic plans for our business, product candidates, and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of such events on our business operations and funding requirements; and

●	other risks and factors listed under “Risk Factors” and elsewhere in this Annual Report.

Given the risks and uncertainties set forth in this Annual Report, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement. Except as required by federal securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report.

PART I

ITEM 1. Description of Business

Overview

We are a pre-clinical-stage pharmaceutical company focused on the development and commercialization of TELOMIR-1, a novel small molecule being developed to function as an oral in situ therapeutic treatment for human stem cells. In situ stem cell therapy uses the body’s natural resources to regenerate damaged tissue and replace cells with new, functional cells.

Specifically, pluripotent stem cells are a type of stem cells that have the ability to undergo self-renewal and to give rise to various cell types of the tissues of the body. If demonstrated by future clinical trials and approved by the U.S. Food and Drug Administration, or FDA, we believe TELOMIR-1 may also protect the stem cells by elongating and stimulating the telomeres to sustain self-renewal of stem cells. Telomeres are repetitive DNA sequences at the end of chromosomes that protect the chromosomes from becoming frayed or tangled. Each time a cell divides, the telomeres become slightly shorter, and eventually they become so short that the cell can no longer divide, with the result being that the cell dies. Effectively, telomeres protect the ends of our chromosomes by forming a cap, much like the plastic tip on shoelaces, thereby allowing the chromosome to be replaced properly during cell division.

Based on our pre-clinical studies to date, and if ultimately approved by the FDA, we believe that TELOMIR-1 may potentially serve as a metal enzyme inhibitor of essential metals such as iron, zinc and copper. These essential metals play a role in a host of age-related inflammatory conditions such as osteoarthritis and hemochromatosis (a condition that causes the body to absorb too much iron, which can damage organs and tissues), as well as in post-chemotherapy health problems. Based on pre-clinical studies, we believe that TELOMIR-1 may have the potential to protect stem cells in situ by reducing the overload of metals such as iron, zinc and copper that accompany age-related inflammatory conditions and certain cancers by modulating pro-inflammatory cytokines such as Interleukin-17 (or IL-17).

Our goal is to advance the clinical development of TELOMIR-1 in the United States as a potential therapeutic intervention for age-related inflammatory conditions. Our initial development plan was to research TELOMIR-1 as a potential treatment for hemochromatosis followed by the post-chemotherapy recovery indication. Due to the inability to define the preclinical mouse model for hemochromatosis and register the investigator site, in March 2024 we shifted our research focus to make osteoarthritis our lead indication for TELOMIR-1. Our research plan now includes hemochromatosis as the second indication followed by post-chemotherapy recovery. As our research progresses, we may explore different indications or shift our indication focus as we deem necessary or as circumstances require.

TELOMIR-1 is currently under pre-clinical investigation, with the goal of submitting an Investigational New Drug Application (or IND) for Telomor-1 to the FDA which, if accepted, would allow us to move in human clinical trials. In particular, we are studying TELOMIR-1’s potential to interrupt and prevent the IL-17 induced inflammatory pathways that create the systemic imbalance of cellular metals. Our studies suggest that TELOMIR-1 may achieve this outcome by selectively binding to metal ions in a dose dependent manner, slowing enzyme reactivity, and protecting and lengthening telomeres in the human chromosome. If demonstrated in clinical trials and approved by the FDA and comparable foreign regulators, we believe that TELOMIR-1 has potential as a non-toxic oral enzyme inhibitor that may regulate the overactivity of the enzymes caused by excessive metal reactivity.

To date, we have completed several pre-clinical studies with respect to TELOMIR-1. Some of these studies were designed to demonstrate that TELOMIR-1 is not mutagenic and has good biological and metal binding capabilities (Graphic 1). Using “in silico modeling”, which deploys artificial intelligence-driven computational models to predict a compound’s therapeutic potential, biological activities and toxicity, we are continuing to find evidence that the mechanism of action of TELOMIR-1 has the potential to reverse age-related conditions such as osteoarthritis by lengthening DNA’s protective telomere caps.

Graphic 1. TELOMIR-1 Molecule

We have collaborations with third parties who conduct our research for us. One of these is InSilicoTrials, a company founded by life science, cybersecurity, and digital innovation experts, which utilizes in silico digital simulations. Through such collaborations, we specialize in leveraging artificial intelligence and simulations to enhance drug development. Using in silico techniques, we analyze data to predict safety and efficacy of potential compounds, which we believe is an efficient and cost-effective research and development advancement with the potential to minimize the extensiveness of later clinical trials.

In Situ Therapeutic Treatment of Stem Cells

Stem cells have the potential to renew themselves. They can develop into many different cell types in the body during early and adult life. Pluripotent stem cells have the ability to differentiate into all of the cells of the adult body. Since pluripotent stem cells are undifferentiated, they do not have any tissue-specific characteristics that allow them to perform specialized functions. Given the regenerative abilities and limited quantities of stem cells in the adult human body, in situ treatment and protection of stem cells may provide an important therapeutic mechanism for treatment of disease.

The graph below describes telomere elongation secondary to TELOMIR-1 stimulation and subsequent stem cell self-renewal. As noted, telomeres shorten during the natural aging process. Based on our initial studies, we believe that TELOMIR-1may be able to delay or reverse age-related conditions through telomere elongation.

Invitro Human Stem Cell Therapy with Frontage Laboratories: Telomir Length Determination

Through research studies with Frontage Laboratories, we are investigating in vitro human stem cell in human cell lines. Specifically, we are engaged in the following in conjunction with Frontage Laboratories:

Cell line selection. Based on the literature highlighting their appropriateness for telomere and aging research, Frontage acquires three vials for each stem cell line: primary human umbilical vein endothelial cell, non-immortalized human fibroblast, and the human BM-derived mesenchymal stem cell line. The cells then undergo an evaluation to determine telomere length and their capacity for cell renewal and proliferation and assess cell death, as described below.

Telomere length determination. A commercially available qPCR kit is employed to treat and assess the absolute telomere length of the cells. Cells undergo treatment with different concentrations of TELOMIR-1, followed by harvesting at distinct time intervals, and subsequently subjected to telomere length analysis.

Results of our research with Frontage Laboratories is provided in the graph below. The graph shows that 50mM of TELOMIR-1 elongated telomeres compared to untreated and vehicle cells.

Our Strategy

Our goal is to develop, gain US regulatory approval for and commercialize TELOMIR-1 as a new treatment option targeting the elongation of telomeres for treatment of age-related inflammatory conditions, with osteoarthritis as our initial clinical focus followed by hemochromatosis. Thereafter, we plan to expand the development of TELOMIR-1 to post-chemotherapy recovery therapeutic. The key elements of our strategy to achieve this goal include:

●

Advancing TELOMIR-1 through clinical development and approval for osteoarthritis. Osteoarthritis is the most common cause of disability. There is no treatment for osteoarthritis. Pain is mitigated through medication, therapy, and surgical procedures. We believe TELOMIR-1 may represent an opportunity for a treatment for osteoarthritis.

●	Advancing TELOMIR-1 through clinical development and approval for hemochromatosis. Our product candidate, TELOMIR-1, is in pre-clinical studies. Existing treatment options for hemochromatosis have significant limitations, and, if approved, we believe TELOMIR-1 may represent a major therapeutic advancement for patients.

●

Explore the potential of TELOMIR-1 for Post-Chemotherapy Recovery. We believe TELOMIR-1 may represent a major therapeutic advancement for post-chemotherapy patients. Our product candidate, TELOMIR-1 may have the potential in post-chemotherapy recovery.

●	Continuing pre-clinical development of TELOMIR-1 across a range of inflammatory diseases associated with cellular aging. Given the impact of telomere cap regrowth on a variety of age-related inflammatory diseases, we intend to explore TELOMIR-1’s broader potential, as we believe TELOMIR-1 may have potential in several inflammatory diseases, associated with a range of metabolic and geriatric related conditions.

●	Exploring strategic collaborations to maximize the value of TELOMIR-1. We plan to explore collaborations opportunistically to maximize the value of TELOMIR-1. We intend to retain significant economic and commercial rights to our programs.

Osteoarthritis Background

According to the CDC, osteoarthritis is the most common form of arthritis. Some people call it degenerative joint disease or “wear and tear” arthritis. It occurs most frequently in the hands, hips, and knees. With osteoarthritis, the cartilage within a joint begins to break down and the underlying bone begins to change. These changes usually develop slowly and get worse over time. Osteoarthritis can cause pain, stiffness, and swelling. In some cases, it also causes reduced function and disability. Key impacted joints include hands, knees, hips, and neck. Most patients with osteoarthritis often present with pain and stiffness in their joints as soft tissue damage progresses, restricting their ability to participate in normal life activities. IL-17 promotes osteoarthritis disease progression by regulating chondrocyte autophagy, senescence, and cartilage matrix degradation.

There is no cure for osteoarthritis, so doctors usually treat osteoarthritis symptoms with various therapies, which may include: increasing physical activity, physical therapy with muscle strengthening exercises, weight loss, medications, including over-the-counter pain relievers, supportive devices such as crutches or canes and surgery (typically joint replacement, if other treatment options have not been effective).

Hemochromatosis Background

According to the CDC, hemochromatosis is a disorder in which the body builds up too much iron in the skin, heart, liver, pancreas, pituitary glands, and joints. This overload of iron is toxic to the body, and over time, the high levels of iron can damage tissues and organs and lead to conditions such as liver damage, liver cancer, heart problems, arthritis, and diabetes. Other conditions associated with high iron levels include inflammatory conditions, chronic kidney disease, and autoimmune disorders. Hemochromatosis is a life-long condition requiring regular treatment to avoid long-term serious effects with poor pharmacologic options. The most used treatment for hemochromatosis is phlebotomy, a procedure to remove some of the patient’s blood. Phlebotomy is relatively inexpensive, well accepted, and well tolerated, but it requires regular visits to health care professionals and blood draws and may not be appropriate for all patients.

Post-Chemotherapy Recovery Background

Post-chemotherapy recovery from adverse effects of antineoplastic treatments is often important for cancer therapy success. While chemotherapy treatment can be highly effective for cancer, it can also come with many side effects, as chemotherapy drugs destroy both cancerous and healthy cells. We plan to investigate the use of TELOMIR-1 as a potential complementary treatment for patients receiving chemotherapy in the form of a twice daily, oral regimen to inhibit pro-inflammatory cytokines and to reduce blood iron levels, enabling potentially more effective adherence and improved outcomes.

Pre-Clinical IND-Enabling Studies

To date, as shown in the table below, we have completed several IND-enabling studies with respect to TELOMIR-1 that were designed to demonstrate that TELOMIR-1 is non-toxic. Our research studies with Frontage Laboratories have also helped us establish the metabolism and maximum tolerated dose (or MTD) of TELOMIR-1.

Type of Study	Species (in vitro studies)	Purpose	Results
Metabolite Identification	CD-1 mouse, SD-rat, Beagle dog, Cynomolgus monkey and human	To determine the metabolic pathways of TELOMIR-1 across species	TELOMIR-1 showed little/no metabolism by CYP enzymes.
TELOMIR-1 Reaction Phenotyping Using Liver S9	Mouse, rat, monkey and human liver	Identification of the Enzymes Involved in the Metabolism of TELOMIR-1 Using Hepatic S9 Fraction	The compound does not appear to be a substrate of cytochrome P450 enzymes. There was little/no metabolism of TELOMIR-1 in dog S9, consistent with the fact that the dog lacks aldehyde oxidase activity.
Cytochrome P450 (CYP) reaction phenotyping	Human	To evaluate the potential of TELOMIR-1 to be a victim of drug-drug interactions	TELOMIR-1 was extensively metabolized in mouse, rat, monkey, dog, and human hepatocytes.
Cytochrome P450 (CYP) inhibition	Human	To evaluate the potential of TELOMIR-1 to cause drug-drug interactions as a perpetrator	TELOMIR-1 (up to 100 µM) did not inhibit any of the tested CYP enzymes.
Plasma protein binding	CD-1 mouse, SD rat, Beagle dog, Cynomolgus monkey and human	To know the unbound fraction of TELOMIR-1 in plasma	Not highly Protein Bound
Maximum Tolerated Dose and 7 Day Repeat-Dose Toxicity/Toxicokinetic Study in Rats	Sprague Dawley Rats	To evaluate and characterize the toxicokinetic and toxicity of TELOMIR-1 and to estimate the MTD of TELOMIR-1 following	The MTD following 7 days of repeated administration of TELOMIR-1 at dose levels of 50, 200, and 750 mg/kg/day in rats was determined to be ≥ 750 mg/kg/day
Maximum Tolerated Dose and 7 Day Repeat-Dose Toxicity/Toxicokinetic Study in Dogs	Beagle Dogs	To evaluate and characterize the toxicokinetic and toxicity of TELOMIR-1 and to estimate the MTD of TELOMIR-	There were no treatment-related clinical observations, body weights, clinical pathology and anatomic gross pathology findings up to 7.5 mg/kg/day.
SafetyScreen44 TM	N/A	To evaluate, in Enzyme, and Radioligand Binding assays, the activity of TELOMIR-1	No significant results noted

We are planning pre-clinical proof-of-concept studies for TELOMIR-1, including canine and rat osteoarthritis studies.

All pre-clinical studies described in this Annual Report were conducted with the assistance of third parties, including Frontage Laboratories of Exton Pennsylvania and InSilico Trials Technologies of Trieste, Italy, each of whom utilize artificial intelligence-driven computer in-silico testing models.

Our Clinical Development Plan

Following completion of the toxicology studies and preclinical proof-of-concept studies pre-clinical development program, we plan to submit to the FDA an IND, focused on investigating TELOMIR-1 for the treatment of osteoarthritis. We will consider a second IND for hemochromatosis with FDA guidance.

Our first IND application submission investigating TELOMIR-1 for the treatment of osteoarthritis is currently planned for the first quarter of 2025. If allowed to proceed by the FDA, a Phase I double-blind, randomized, placebo-controlled trial to evaluate the safety, tolerability, and pharmacokinetics of TELOMIR-1 in 40-60 healthy male and female adult subjects will be initiated approximately 30 days post-IND submission.

Our second IND application will likely focus on investigating TELOMIR-1 for the treatment of hemochromatosis and is planned for submission with guidance from the FDA. Additionally, post-chemotherapy recovery may be considered as a future contender with additional guidance from the FDA.

Our clinical development plans will depend on FDA acceptance of our IND applications. As appropriate and pursuant to discussions with the FDA, we may periodically adjust the timeline for certain filings and associated clinical trials. It is important to note that the process for conducting clinical trials is uncertain and there is no assurance that our clinical development activities will meet the planned timelines set forth above.

Manufacture of Product for Clinical Development Activities

Anthem Biosciences, a leading contract development and manufacturing organization located in India, has been developing a large-scale synthesis protocol for us and will be supplying quantities of TELOMIR-1 needed for our pre-clinical and clinical development activities. We are currently in discussions with Frontage Laboratories to have TELOMIR-1 formulated into solid oral dosage forms for clinical trials. DAVOS Pharm is a US intermediary between Anthem in India and Telomir in the US.

Market Opportunity

TELOMIR-1, if approved, is expected to initially compete in the osteoarthritis market followed by hemochromatosis. TELOMIR-1, if approved, may have the potential to secondarily compete in the post-chemotherapy recovery market.

Potential Market for Osteoarthritis

As of 2022, according to the CDC, approximately 32.5 million adults in the United States have osteoarthritis or on average 10% of the population. The patient count will rise to 78.4 million by 2040. As the U.S. population ages, it is anticipated that the burden of osteoarthritis will grow, accounting for 5%-6% of all hospitalization related costs. Most patients manage their symptoms using a variety of pharmacologic and non-pharmacologic tools depending on the severity of pain felt. For the approximately 25% of patients considered severe cases (i.e. a pain score of 7 and above out of 10), a mix of pharmaceutical options exist, usually starting with corticosteroids, hyaluronic acid, and prescription strength non-steroidal anti-inflammatory drugs (or NSAIDs). The market for medications to treat osteoarthritis is worth $600 - $800/patient/annum or approximately $19.5 to $26 billion in annual costs spread across multiple medications from NSAIDs to steroids. We are seeking to have TELOMIR-1 become a novel, first line treatment for osteoarthritis, and compete for a material share of the estimated medical costs market.

Potential Market in Hemochromatosis

Patients with two mutated copies of the HFE gene (C282Y and H63D) are at the greatest risk for developing hemochromatosis, alongside patients with a family history of hemochromatosis. As a result, approximately 13 million U.S. patients carry mutations for hemochromatosis but only a fraction of them has symptoms, and not every symptomatic patient develops hemochromatosis. On average, about 750,000 U.S. patients express one or more iron overload symptoms. There are 2 types of hemochromatosis, with the following patient mix: 150,000 primary hemochromatosis, and 65,000 secondary hemochromatosis confirmed diagnoses in the United States. Today, we estimate that over 150,000 patients have sought treatment since 2018, with most receiving phlebotomy, which is the withdrawal of blood to bring iron to normal levels.

Potential Market in Post-Chemotherapy

Patients undergoing chemotherapy irrespective of the type of cancer are at risk. That said, older patients aged 65+ and above, have a higher risk of developing post-chemotherapy side effects such as digestive issues, sleep and memory issues, fatigue, and body aches. Other risk factors include the presence of metabolic conditions, dose levels of chemotherapy medication, blood count, and BMI.US CDC health data estimates that 650,000 patients receive chemotherapy annually in the US, with 45% experiencing severe side effects and 40% having more moderate side effects. Thus, approximately 158,000 patients were diagnosed with the adverse effects of chemotherapy (antineoplastic and immunosuppressive drugs. Today, Neulasta is given to patients undergoing chemotherapy as a “catch-all” therapeutic to help manage side effects. Neulasta is typically given to patients after chemotherapy for recovery.

Competition

We are subject to competition from pharmaceutical and biotechnology companies and academic and research institutions. Nearly all of our competitors have significantly more resources and experience than we do.

TELOMIR-1 will face competition in its initial target indication, osteoarthritis, as well as in its potential second target indication hemochromatosis followed by post-chemotherapy recovery.

In osteoarthritis, TELOMIR-1 would compete as a treatment with a variety of pharmacologic compounds, including NSAIDs, corticosteroids, hyaluronic acid, opioids, stem cell injections, platelet injects, and nutritional supplements. Since there is presently no known cure, the front line treatment for osteoarthritis is pain management, although some treatment options seek to reverse osteoarthritis, which is what we are targeting for TELOMIR-1.

In hemochromatosis, as noted above, the current standard of care is phlebotomy, which typically costs $80 - $300 per visit in community health facilities or offered for free at blood banks. Based on historical treatment data, phlebotomy serves more than 95% of hemochromatosis patients, as there are no FDA-approved therapeutics for this indication. Patients who use phlebotomy continue to embrace it given the lack of clinical options, its broad accessibility and low treatment cost. However, this option is not available to patients with hemophilia and other blood disorders. About 5% of patients are treated with iron chelators such as Exjade and Jadenu (and associated generics). These options are more expensive with pricing for Exjade at $532 per day and Jadenu at $517 per day. The last treatment option, deferasirox / deferoxamine was used with only 7,000 patients (2018-2022) based on IQVIA claims and scripts data. Future clinical options for treating hemochromatosis exist and remain limited. For example, 2 molecules are pre-clinical, 2 in Phase 1, 1 in Phase 2, and 1 is in Phase 3 clinicial trials.

In post-chemo recovery, the current standard of care involves prescribing a small set of compounds designed to reduce patient discomfort from side effects. Filgrastim, pegfilgrastim, sargramostim are some examples of prescribed medication. These medications stimulate the growth of healthy white blood cells and granulocytes by subcutaneous injection. However, prices are high and can cost around $4,000 to $6,400 per dose of injection. Jakafi, a tyrosine kinase inhibitor, is used in polycythemia vera and graft-versus-host disease. Pricing for Jakafi is $16,200 per bottle, with a $270 wholesale acquisition cost (WAC) unit price. Thus, given the cost, only a portion of the high-risk patients are given the script; these are usually patients who are older than 65, and with a weakened immune system and low white blood cell count. Patients who use the class of medication do so to reduce post-treatment infection risk, even if they suffer from fevers and aches because of usage. The development pipeline of competing assets is robust but targeted at specific side effects such as iron deficiency or thrombotic constraints.

Intellectual Property

We license the U.S. patent rights for the use of TELOMIR-1 in human applications from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company. MIRALOGX has filed a Patent Cooperation Treaty (PCT) application, PCT/US2023/073106 on August 29, 2023. The application designated the U.S. and will enter U.S. national phase. The application, if granted and subject to payment of patent maintenance fees, would offer protection extending through at least August 29, 2043 in the U.S. The patent rights for TELOMIR-1 outside of the United States are not included in our current patent rights.

Our license from MIRALOGX is set forth in an Amended and Restated Exclusive License Agreement, dated August 11, 2023, between our company and MIRALOGX, pursuant to which we obtained the exclusive perpetual right and license under the above-described patent rights to make, have made, use, and sell “Licensed Products” in the U.S. for human uses and pre-clinical studies and activities of any kind conducted in furtherance of obtaining regulatory approval or commercialization for human uses (the “Initial MIRALOGX License Agreement”). On November 10, 2023, we and MIRALOGX entered into the Amendment No. 1 to the Amended and Restated License Agreement, pursuant to which the field of use relating to the license was amended to include therapeutic treatments and other medical or health uses in animals, in addition to humans, and related preclinical studies and activities conducted in furtherance of obtaining regulatory approval for and commercialization of veterinary, in addition to human, therapeutic treatments and uses (together with the “Initial MIRALOGX License Agreement, the “MIRALOGX License Agreement”). “Licensed Product” is defined in the agreement as a drug product containing as an active agent 2,4,6-tris(3,4-dihydro-2H-pyrrol-2-yl) pyridine or a pharmaceutically acceptable salt, ester, or solvate thereof. We also have the right to grant corresponding sublicenses under the licensed patent rights. The MIRALOGX License Agreement provides for the payment to MIRALOGX of an 8% royalty (payable quarterly) on our net sales of Licensed Products by us or our sublicensees and on non-royalty bearing milestone revenue. There are no up-front, execution, or milestone payments in the license agreement. Further, no payments have been made to date under the agreement.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, and distribution of drugs. These agencies and other federal, state, and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our drug candidates.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (NDAs), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;

●	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

●	approval by an independent Institutional Review Board (“IRB”), at each clinical site before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;

●	demonstration that the API and finished product are manufactured under cGMP conditions and meet all applicable standards of identity, strength, quality, and purity;

●	submission to the FDA of an NDA;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity;

●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to commercial marketing or sale of the drug in the United States; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) or to conduct a post-approval study.

Pre-clinical studies

Before testing any drug or biological product candidate in humans, the product candidate must undergo rigorous pre-clinical testing. The pre-clinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation, and stability, as well as studies to evaluate toxicity in animals, to assess the potential for adverse events (“AEs”) and, in some cases, to establish a rationale for therapeutic use. The conduct of pre-clinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND.

An IND is a request for authorization from the FDA to ship an investigation product and then administer it to humans and must be allowed to proceed by the FDA before human clinical trials may begin. Some long-term pre-clinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions before that time related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

●	Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

●	Phase III clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA or a Biologics License Application (“BLA”).

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if significant adverse events (“SAEs”) occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time, or the FDA may impose other sanctions on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can refuse, suspend, or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrently with clinical trials, companies usually complete additional pre-clinical studies and must also develop additional information about the physical characteristics of the drug or biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee.

The review process typically takes twelve months from the date the NDA is submitted to the FDA. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission to determine whether they are sufficiently complete to permit substantive review before accepting them for “filing.” The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information and may be subject to an additional application user fee. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, quality and purity. Under the current guidelines in effect in the Prescription Drug User Fee Act (PDUFA), the FDA has a goal to review and act on the submission within ten months from the completion of the preliminary review of a standard NDA for a new molecular entity.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical trials or pre-clinical studies in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

Employees and Human Capital Resources

As of March 15, 2024, we had 1 full-time employee, our chief financial officer, and 8 part-time employees, of which one of our part-time employees is engaged in research and development. None of our employees is represented by a labor union or are covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In addition, we utilize the services of contractors and part-time outside consultants to support our organization’s needs. We expect to continue to build our team to ensure we can effectively execute our development plans.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years. From time to time, we may be named in claims arising in the ordinary course of business.

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

Corporation Information

We were organized as a Florida corporation in August 2021 for the purpose of pursuing the development and commercialization of TELOMIR-1 in the United States in human applications. We were originally incorporated under the name “Metallo Therapies Inc.” and changed our name to “Telomir Pharmaceuticals, Inc.” in October 2022.

Our corporate headquarters is located at 855 N Wolfe Street, Suite 601, Baltimore, Maryland 21205. Our telephone number is (737) 289-0835.

Our website address is www.telomirpharma.com. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report or to be part of this Annual Report. You should not consider the information contained on our website to be part of this Annual Report.

ITEM 1A. Risk Factors

RISK FACTORS

Investing in shares of our common stock is very speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Important factors that could cause actual results or events to differ materially, but are not limited to, the following:

●	our use of the net proceeds from this offering;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to successfully commercialize and market our product candidates, if approved by the FDA;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	the potential market size, opportunity, and growth potential for our product candidates, if approved by the FDA;

●	our ability to obtain additional funding for our operations and development activities;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

●	the timing of anticipated regulatory filings;

●	the timing of availability of data from our clinical trials;

●	our future expenses, capital requirements, need for additional financing, and the period over which we believe that the net proceeds from this offering, together with our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory, and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved by the FDA;

●	the rate and degree of market acceptance of our product candidates, if approved by the FDA;

●	the implementation of our business model and strategic plans for our business, product candidates, and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements; and

●	other risks and factors listed under “Risk Factors” and elsewhere in this prospectus.

Risks Related to Our Intellectual Property

We depend on rights to TELOMIR-1 that are or will be licensed to us. We do not own the intellectual property rights to TELOMIR-1 and any loss of our rights to it could prevent us from selling our product.

Within our present and future pipeline of treatments, TELOMIR-1 is in-licensed from another company. We do not currently own any intellectual property rights, including the patent application that underlies this license. Our rights to use TELOMIR-1 is subject to the negotiation of, continuation of and compliance with the terms of this license. Thus, the non-provisional patent application is not written by us or our attorneys, and we did not have control over the drafting and prosecution. The patent owner and our licensor might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owner of the patent application and had control over the drafting. We cannot be certain that drafting of the licensed patent application, or patent prosecution, by the licensor have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. This absence of control over the drafting, prosecution of patent and applications, along with non-compliance with royalty payments and confidentiality breaches are just some of the ways that may result in the Company’s’ loss of the license and inability to continue operations.

Significant additional research and development activity, pre-clinical testing, and/or clinical testing TELOMIR-1 is required before we will have a chance to achieve a viable product for licensing or commercialization. Our business currently depends entirely on the successful development, regulatory approval, and licensing or commercialization of our product candidate, which may never occur.

Enforcement of our licensed patent application or defense of any claims asserting invalidity of these patents is often subject to the control or cooperation of our licensor. Legal action could be initiated against the owners of the intellectual property that we license and an adverse outcome in such legal action could harm our business because it might prevent such companies or institutions from continuing to license intellectual property that we may need to operate our business. In addition, such licensor may resolve such litigation in a way that benefits it but adversely affects our ability to have freedom to operate to develop and commercialize TELOMIR-1.

We may not be able to adequately protect our product candidates or our proprietary technology in the marketplace.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We may rely upon a combination of patents, trade secret protection (i.e., know-how), trademarks, licenses, and confidentiality agreements to protect the intellectual property of our product candidates. The strengths of patents in the pharmaceutical field involve complex legal and scientific questions and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technology. However, patent protection for naturally occurring compounds is exceedingly difficult to obtain, defend and enforce. Filing, prosecuting and defending patents throughout the world would be prohibitively expensive, so our policy is to look to patent technologies with commercial potential in jurisdictions with significant commercial opportunities. However, patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting, defending, or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business, results of operations and financial condition may be harmed. We may not develop additional proprietary products that are patentable.

The patent positions of pharmaceutical products are complex and uncertain. Although we have sought and expect to continue to seek patent protection for our product candidates, their methods of use, and methods of manufacture, any, or all of them may not be subject to effective patent protection. If any of our products are approved and marketed for an indication for which we do not have an issued patent, our ability to use our patents to prevent a competitor from commercializing a non-branded version of our commercial products for that non-patented indication could be significantly impaired or even eliminated.

Publication of information related to our product candidates by us, or others may prevent us from obtaining or enforcing patents relating to these products and product candidates. Furthermore, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, any of our issued patents may be opposed and/or declared invalid or unenforceable. If we fail to adequately protect our intellectual property, we may face competition from companies who attempt to create a generic product to compete with our product candidates. We may also face competition from companies who develop a substantially similar product to one of our product candidates that is not covered by any of our patents.

Many companies have encountered significant problems in protecting, defending and enforcing intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Currently, we do not own the rights to the intellectual property and technology that will be used to commercially develop our initial product candidate, TELOMIR-1. MIRALOGX, which is a separate intellectual property development company owned by a trust established by the Company’s founder, holds the patent rights to TELOMIR-1, which are currently comprised of a pending non-provisional patent application. Pending the issuance of the non-provisional patent application, we will have an exclusive, license from MIRALOGX to develop and commercialize TELOMIR-1 in the U.S. for human and non-human applications. The term of the license will continue through the date of the expiration of the last-to-expire licensed patent or, if later, the date of the expiration of the last strategic partnership/sublicensing agreement covering the licensed products. The licensed patent rights are expected to extend through 2043. We expect additional patent terms may be awarded, including additional patent terms based on the time for regulatory review of drug products. There are no up-front, execution, or milestone payments required under the license agreement. Further, no payments have been made to date under the agreement. We are also required to pay an 8% royalty on net sales or revenue in exchange for an exclusive, worldwide license to patent rights, and we may bring suit in our own name to enforce our patent rights under the license agreement. In the event we are unable to enforce our rights under the agreement or are unable to detect unauthorized use of our intellectual property, we may lose the benefit of the licensed rights used to commercially develop TELOMIR-1. MIRALOGX will control the prosecution of the patent applications for TELOMIR-1.

If third parties claim that our intellectual property, products, processes, or anything else used by us infringes upon their intellectual property, our operating profits could be adversely affected.

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights, or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us, our commercial partners or any third-party proprietary technologies we have licensed. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected. Thus, we cannot guarantee that our product candidates, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

We have been granted a license to the right to develop TELOMIR-1 in the United States in human application, but we have not been granted a license to the rights to patents covering TELOMIR-1 in foreign jurisdictions.

We have been granted a license to the right to develop TELOMIR-1 in the United States but not in countries outside the United States, as MIRALOGX has retained all rights outside the United States and may license such rights to other parties. Accordingly, MIRALOGX potentially could develop a competing product for such jurisdictions outside of the United States.

Risks Related to Our Operations and Financial Condition

We are an early development-stage company with no revenues.

As very early development-stage enterprise that is focused on the development of a pre-clinical pharmaceutical product, we have generated no revenue and have an accumulated deficit of $14.1 million and $1.0 million as of December 31, 2023 and December 31, 2022, respectively. There can be no assurance that sufficient funds required to pursue our development program will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. It is for these reasons substantial doubt about our ability to continue as a going concern exists and an explanatory paragraph relating to our ability to continue as a going concern can be found within the report of our independent accounting firm on our audited financial statements for the fiscal year ended December 31, 2023.

We seek to overcome the circumstances that impact our ability to remain a going concern in the future through the growth of revenues with interim cash flow deficiencies being addressed through additional equity and debt financing. We anticipate raising additional funds through public or private financing, strategic relationships, or other arrangements in the near future to support our business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that we relinquish valuable rights.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Our stockholders should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We will need to raise additional financing for the continuation of our operations.

Because we have generated no revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We expect that adequate resources are available to fund our operations and initial clinical development programs midway through the fourth quarter of 2024. We will require further funding to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and the failure of our business.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

●	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

●	the budgetary constraints of our customers;

●	success of our strategic growth initiatives;

●	costs associated with the launching or integration of new or acquired businesses; timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;

●	the mix, by state and country, of our revenues, personnel, and assets; movements in interest rates or tax rates;

●	changes in, and application of, accounting rules; changes in the regulations applicable to us; and litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

We have yet to achieve a profit and will not achieve a profit in the near future, if at all.

We have not yet produced any revenues or profit and will not in the near future, if at all. We cannot be certain that we will be able to realize sufficient revenue to achieve profitability. Further, many of our competitors have a significantly larger industry presence and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern in the future is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

Certain of our executive officers will not be employed by us on a full-time basis.

Dr. Christopher Chapman, our Chief Executive Officer and Chairman of our board of directors, will not be employed by our company on a full-time basis. As intended to be provided in his employment agreement with our company, he is expected to work on a part-time and as-needed basis. Because he will not work full time for our company, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, he can become subject to conflicts of interest because he devotes part of his working time to other business endeavors and may have responsibilities to other entities. Although Dr. Chapman is aware of his duties and accountability to our company and to applicable laws and policies relating to corporate opportunity and conflicts of interest, such conflicts of interest may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with other companies.

Dr. Christopher Chapman, our Chief Executive Officer and Chairman of our board of directors, will continue to serve as a director, President, and Chief Medical Officer of MyMD Pharmaceuticals, Inc. (“MyMD”). Although Dr. Chapman is not a full-time employee of MyMD, it is possible that the amount of time that they expend on their work for other companies may adversely impact the amount of time that they can spend on their work for our company. These persons may also own or acquire shares of MyMD or other related companies, including common stock and options to purchase such common stock. Their respective positions at MyMD, as applicable, and the ownership of any equity or equity awards of MyMD or other companies, as applicable, creates, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for MyMD than the decisions have for us.

Conflicts of interest may arise between us and MIRALOGX.

MIRALOGX has a non-provisional patent application to the rights to TELOMIR-1. MIRALOGX is a separate intellectual property development company owned by the Bay Shore Trust, which is an irrevocable trust established by our founder, Jonnie R. Williams, Sr., and in which Brian McNulty is the trustee. The Bay Shore Trust is also our largest stockholder. Additionally, our former General Counsel and director, Christos Nicholoudis, performs certain consulting work for MIRALOGX through his law firm, The Law Firm of Christos Nicholoudis PLLC, on an as-needed basis. We have an exclusive license from MIRALOGX to develop and commercialize TELOMIR-1 in the U.S. for human and non-human applications. Although the interests of MIRALOGX are 100% owned by the Bay Shore Trust, and neither Mr. Williams nor Mr. Nicholoudis is an officer or director of MIRALOGX and Mr. Williams does not have voting or dispositive power over the shares of our company held by Bay Shore Trust, our relationship with the Bay Shore Trust, Mr. Williams, or Mr. Nicholoudis may create, or may create the appearance of, conflicts of interest when we are faced with decisions that could have different implications for MIRALOGX than the decisions have for us. Furthermore, in light of the license agreement that we have with MIRALOGX, if a dispute were to arise between MIRALOGX and us relating to our past or future relationship with MIRALOGX or with respect to intellectual property matters, these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes.

Risks Relating to Our Business and Our Industry

Our future success will largely depend on the success of TELOMIR-1 and any future product candidates, which development will require significant capital resources and years of clinical development effort.

We currently have no drug products on the market, and all of our drug development projects are in a pre-clinical stage of development. Our business depends almost entirely on the successful pre-clinical and clinical development, FDA regulatory approval, and commercialization of our product candidates, principally TELOMIR-1. Our stockholders need to be aware that substantial additional investments including pre-clinical and clinical development and FDA regulatory submission and approval efforts will be required before we are permitted to undertake clinical studies and market and commercialize our product candidates, if ever. It may be several years before we can commence clinical trials, if ever. Any clinical trial will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend, if approved, to market our product candidates. Before obtaining regulatory approvals for any of our product candidates, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for its specific application. This process can take many years and may include post- marketing studies and surveillance, which would require the expenditure of substantial resources. Of the large number of drugs in development for approval in the United States (and the rest of the world), only a small percentage will successfully complete the FDA regulatory approval financing to fund our planned research, development, and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

We may be unable to formulate or scale up any or all of our product candidates. There is no guarantee that any of the product candidates will be or are able to be manufactured or produced in a manner to meet the FDA’s criteria for product stability, content uniformity and all other criteria necessary for product approval in the United States and other markets. Any of our product candidates may fail to achieve their specified endpoints in clinical trials.

Furthermore, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a drug for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials (i.e., Phase IV trials). In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

If we are unable to expand our pipeline and obtain regulatory approval for our product candidates within the timelines we anticipate, we will not be able to execute our business strategy effectively and our ability to substantially grow our revenues will be limited, which would have a material adverse impact on our long-term business, results of operations, financial condition, and prospects.

We are dependent on our current and future product candidates, some of which may not receive regulatory approval or be successfully commercialized.

Our ability to progress our plan will depend on our ability to clinically develop, gain regulatory approval for and ultimately commercialize our product candidates. Our ability to successfully commercialize our product candidates will depend on, among other things, our ability to:

●	complete pre-clinical and other nonclinical studies and clinical trials in a manner that allows us to progress our studies;

●	receive IND acceptance and regulatory approvals from the FDA;

●	produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of product candidates to permit successful commercialization;

●	obtain reimbursement from payers such as government health care programs and insurance companies and achieve commercially attractive levels of pricing;

●	secure acceptance of our product candidates from physicians, health care payers, patients, and the medical community;

●	create positive publicity surrounding our product candidates;

●	manage our spending as costs and expenses increase due to clinical trials and commercialization; and

●	obtain and enforce sufficient intellectual property for our product candidates.

Our failure or delay with respect to any of the factors above could have a material adverse effect on our business, results of operations and financial condition.

Results of pre-clinical studies and earlier clinical trials are not necessarily predictive indicators of future results.

Any positive results from future pre-clinical testing of our product candidates and potential future clinical trials may not necessarily be predictive of the results from Phase I, Phase II or Phase III clinical trials. In addition, our interpretation of results derived from clinical data or our conclusions based on our pre-clinical data may prove inaccurate. Frequently, pharmaceutical and biotechnology companies have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical testing and early phase clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks may be caused by the fact that pre-clinical and clinical data can be susceptible to varying interpretations and analyses. Furthermore, certain product candidates may perform satisfactorily in pre-clinical studies and clinical trials, but nonetheless fail to obtain FDA approval or appropriate approvals by the appropriate regulatory authorities in other countries. If we fail to produce positive results in our clinical trials for our product candidates, the development timeline and regulatory approval and commercialization prospects for them and as a result our business and financial prospects, would be materially adversely affected.

We have limited marketing experience, and we do not anticipate at this time establishing a sales force or distribution and reimbursement capabilities, and we may not be able to successfully commercialize any of our product candidates if they are approved in the future.

Our ability to generate revenues ultimately depends on our ability to sell our approved products and secure adequate third-party reimbursement. We currently have limited experience in marketing and selling our products. We currently do not have any products approved for sale in the United States or in any other country.

The commercial success of our product candidates will not happen for the foreseeable future and will depend on a number of factors beyond our control, including the willingness of physicians to prescribe our products to patients, payers’ willingness and ability to pay for the drugs, the level of pricing achieved, patients’ response to our drugs and the ability of our marketing partners to generate sales. There can be no guarantee that we will be able to establish or maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize TELOMIR-1 or any product candidate approved by the FDA in the future. If we fail to establish or maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in managing our growth and executing our growth strategy.

Our management and personnel, systems, and facilities currently in place may not be adequate to support our business plan and future growth. As a result, we may need to further expand certain areas of our organization.

Our need to effectively manage our operations, growth and various projects requires that we:

●	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

●	attract and retain enough talented employees;

●	manage our clinical trials effectively;

●	manage our external manufacturing operations with contract research organizations effectively and in a cost-effective manner;

●	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties; and

In addition, we may utilize the services of part-time outside consultants and contractors to perform several tasks for us, including tasks related to compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy may entail expanding our use of consultants and contractors to implement these and other tasks going forward. If we are not able to effectively expand our organization by hiring new employees and expanding our use of consultants and contractors, we may be unable to successfully implement the tasks necessary to effectively execute on our planned research, development, manufacturing, and commercialization activities and, accordingly, may not achieve our research, development and commercialization goals.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The development and commercialization of drugs and medicines is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed by universities and other research institutions. Many of our competitors have developed, are developing, or will develop drugs and processes which may be competitive with our drug candidates. Competitive products include those that have already been approved by medicines regulators and accepted by the medical community and any new products that may enter the market. For some of our drug development programs / areas of interest, other treatment options or products are currently available, under development, and may become commercially available in the future. If any of our product candidates are approved for the diseases and conditions we are currently pursuing, they may compete with a range of medicines or therapeutic treatments that are either in development, will be developed in the future or currently marketed.

Established companies may have a competitive advantage over us due to their size and experiences, financial resources, and institutional networks. Many of our competitors may have significantly greater financial, technical, and human resources than we do. Due to these factors, our competitors may have an advantage in marketing their approved drugs and may obtain regulatory approval of their drug candidates before we are able to, which may limit our ability to develop or commercialize our drug candidates. Our competitors may also develop drugs or medicines that are safer, more effective, more widely used and less expensive than ours. These advantages could materially impact our ability to develop and, if approved, commercialize our product candidates successfully. Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Our research and development activities are conducted through outside contractors and manufacturers. Loss of our contracted manufacturing facilities, stored inventory or laboratory facilities through fire, theft or other causes, or loss of our raw material, could have an adverse effect on our ability to continue product development activities and to conduct our business. Failure to supply our partners with commercial product may lead to adverse consequences, including the right of partners to take over responsibility for product supply. We currently do not have insurance coverage to compensate us for such business interruptions. Our contract manufacturers and suppliers provide that in their separate operations; however, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to those facilities.

We have significant and increasing liquidity needs and may require additional funding.

Our operations have consumed substantial amounts of cash since inception. For the year ended December 31, 2023, we reported a net operating cash outflow of $3.9 million and a net cash inflow from financing activities of $3.9 million. For the year ended December 31, 2022, we reported a net operating cash outflow of $0.5 million and a net cash inflow from investing activities of $0.5 million.

Research and development, and general and administrative expenses, and cash used for operations will continue to be significant and may increase substantially in the future in connection with new research and development initiatives and continued product commercialization efforts. We may need to raise additional capital to fund our operations, continue to conduct clinical trials to support potential regulatory approval of marketing applications and to fund commercialization of our products.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the timing of FDA approval, if any, and approvals in international markets of our product candidates, if at all;

●	the timing and amount of revenue from sales of our products, or revenue from grants or other sources;

●	The rate of progress and cost of our clinical trials and other product development programs;

●	costs of establishing or outsourcing sales, marketing, and distribution capabilities;

●	costs and timing of completion of expanded in-house manufacturing facilities as well as any outsourced commercial manufacturing supply arrangements for our product candidates;

●	costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights associated with our product candidates;

●	the effect of competing technological and market developments;

●	personnel, facilities, and equipment requirements; and

●	the terms and timing of any additional collaborative, licensing, co-promotion, or other arrangements that we may establish.

While we expect to fund our future capital requirements from several sources including existing cash balances, future cash flows from operations and the proceeds from equity offerings, we cannot assure you that any of these funding sources will be available to us on favorable terms, or at all. Further, even if we can raise funds from all of the above sources, the amounts raised may not be sufficient to meet our future capital requirements.

Operating results may vary significantly in future periods.

Our expenses and operating results have fluctuated in the past and our revenues, expenses, and operating results are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to:

●	commercial sales of our products;

●	our achievement of product development objectives and milestones;

●	clinical trial enrollment and expenses;

●	research and development expenses; and

●	the timing and nature of contract manufacturing and contract research payments.

A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. Because of these factors, our financial results in one or more future quarters may fail to meet the expectations of securities analysts or our stockholders, which could cause our share price to decline.

We depend upon our key personnel and our ability to attract and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage, and motivate our employees. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical, and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our proprietary information, or that of our customers, suppliers, and business partners, may be lost or we may suffer security breaches.

In the ordinary course of our business, we will collect and store sensitive data, including valuable and commercially sensitive intellectual property, clinical trial data, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers, clinical trial subjects and employees, and patients, on our networks, and with our third-party cloud service providers. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure, and that of our third parties, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals for TELOMIR-1 or other product candidates.

Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business.

Our business is increasingly dependent on critical, complex, and interdependent information technology (“IT”) systems, including internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.

We are continuously evaluating and, where appropriate, enhancing our IT systems to address our planned growth, including to support our planned manufacturing operations. There are inherent costs and risks associated with implementing the enhancements to our IT systems, including potential delays in access to, or errors in, critical business and financial information, substantial capital expenditures, additional administrative time and operating expenses, retention of sufficiently skilled personnel to implement and operate the enhanced systems, demands on management time, and costs of delays or difficulties in transitioning to the enhanced systems, any of which could harm our business and results of operations. In addition, the implementation of enhancements to our IT systems may not result in productivity improvements to a level that outweighs the costs of implementation, or at all. In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, could lead to the public exposure of personal information (including personally identifiable information or individually identifiable health information) of our employees, clinical trial patients, customers, business partners, and others, could lead to potential identity theft, or could lead to reputational harm. Data security breaches could also result in loss of clinical trial data or damage to the integrity of that data. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability or sanctions under data privacy laws, including healthcare laws such as HIPAA, that protect certain types of sensitive information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we, our vendors, and our third-party cloud service providers may collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees and patients, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing cloud-based and on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches, or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to prevent, and if necessary to detect and respond to such security incidents, breaches of privacy, and security mandates. However, in the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA in the United States and the General Data Protection Regulation in the European Union, or GDPR, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, share and monitor safety data, bill payers or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to Development and Regulatory Approval of Our Product Candidates

Clinical trials for our product candidates are expensive, time-consuming, uncertain, and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory agencies may analyze or interpret the results differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. In addition, we, the FDA, or other regulatory authorities, including state and local authorities, or an Institutional Review Board, or IRB, with respect to a trial at its institution, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to our development plans such that we conduct clinical trials for a product candidate in a different order, e.g., in a step-wise fashion rather than running two trials of the same product candidate in parallel. The suspension, delay or termination could be for various reasons, including:

●	lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in our manufacturing process or product formulation;

●	delays in obtaining regulatory authorization to commence a trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature, or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

●	unfavorable results from ongoing pre-clinical studies and clinical trials;

●	failure of our contract research organizations, or CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security, and recordkeeping;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols; or

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We are subject to extensive regulation by U.S. federal and state governments in each of the markets where we have product candidates progressing through the approval process.

We must also adhere to all regulatory requirements including FDA’s Good Laboratory Practice, Good Clinical Practice, and current Good Manufacturing Practices requirements (“cGMP”) pharmacovigilance requirements, advertising, and promotion restrictions, reporting and recordkeeping requirements. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then FDA could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials. TELOMIR-1, and any of our product candidates that may be approved in the U.S. in the future, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP. As such, we, and our contract manufacturers (in the event contract manufacturers are appointed in the future) are subject to continual review and periodic inspections to assess compliance with GMP. Accordingly, we and others with whom we work must continue to spend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of the product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

●	issue untitled or warning letters;

●	seek to enjoin our activities;

●	impose civil or criminal penalties;

●	suspend regulatory approval;

●	suspend any of our ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications submitted by us;

●	impose restrictions on our operations, including by requiring us to enter into a Corporate Integrity Agreement or closing our contract manufacturers’ facilities, if any; or

●	seize or detain products or require a product recall.

In addition, any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our business and our operating results may be adversely affected.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. We expend significant resources on compliance efforts and such expenses are unpredictable and might adversely affect our results. Changing laws, regulations and standards might also create uncertainty, higher expenses and increase insurance costs. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment might result in increased management and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The regulatory approval processes with the FDA are lengthy and inherently unpredictable.

We are not permitted to market our drug candidates as medicines in the United States or other countries until we receive approval of a New Drug Application (“NDA”) from the FDA or in any foreign countries until we receive the approval from the regulatory authorities of such countries. Prior to submitting an NDA to the FDA for approval of our drug candidates we will need to have completed our pre-clinical studies and clinical trials and demonstrate that our products meet all applicable standards of identity, strength, quality, and purity throughout their expiration date. Successfully completing any clinical program and obtaining approval of an NDA is a complex, lengthy, expensive, and uncertain process, and the FDA (or other country medicines regulatory body) may delay, limit, or deny approval of product candidates for many reasons, including, among others, because:

●	an inability to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA;

●	results of clinical trials that may not meet the level of statistical or clinical significance required by the FDA;

●	disagreements with the FDA with respect to the number, design, size, conduct or implementation of clinical trials;

●	requirements by the FDA to conduct additional clinical trials;

●	disapproval by the FDA of certain formulations, labeling or specifications of product candidates;

●	findings by the FDA that the data from pre-clinical studies and clinical trials are insufficient;

●	findings by the FDA that our API or finished products do not meet all applicable standards of identity, strength, quality, and purity;

●	the FDA may disagree with the interpretation of data from pre-clinical studies and clinical trials; and

●	the FDA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could increase development time and / or costs or jeopardize our ability to obtain regulatory approval for our drug candidates.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, FDA may disagree with our interpretation of the data. In the event that we obtain negative results from clinical trials for product candidates or other problems related to potential chemistry, manufacturing and control issues or other hurdles occur and our product candidates are not approved, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan may be materially impaired, our reputation in the industry and in the investment community might be significantly damaged and the price of our common stock could decrease significantly. In addition, our inability to properly design, commence and complete clinical trials may negatively impact the timing and results of our clinical trials and ability to seek approvals for our drug candidates.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition, and results of operations.

In the United States, we are subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us particularly upon successful commercialization of our products in the U.S. The Medicare and Medicaid Patient Protection Act of 1987, or federal Anti-Kickback Statute, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal law, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute and Federal False Claims Act. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payers. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, results of operations and financial condition may be adversely affected.

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our product candidates, limit the scope of any approved label or market acceptance, or cause the recall or loss of marketing approval of products that are already marketed.

If any of our product candidates prior to or after any approval for commercial sale, cause serious or unexpected side effects, or are associated with other safety risks such as misuse, abuse or diversion, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may interrupt, delay or halt clinical trials;

●	regulatory authorities may deny regulatory approval of our product candidates;

●	regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, and/or impose restrictions on distribution in the form of a Risk Evaluation and Mitigation Strategy (“REMS”) in connection with approval or post-approval;

●	regulatory authorities may withdraw their approval, require more onerous labeling statements, impose a more restrictive REMS, or require us to recall any product that is approved;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	our relationships with our collaboration partners may suffer;

●	we could be sued and held liable for harm caused to patients; or

●	our reputation may suffer. The reputational risk is heightened with respect to those of our product candidates that are being developed for pediatric indications.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that our product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized. Following receipt of approval for commercial sale of a product we may voluntarily withdraw or recall that product from the market if at any time we believe that its use, or a person’s exposure to it, may cause adverse health consequences or death. To date we have not withdrawn, recalled, or taken any other action, voluntary or mandatory, to remove an approved product from the market. In addition, regulatory agencies, IRBs, or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Although we have never been asked by a regulatory agency, IRB, or data safety monitoring board to discontinue a clinical trial temporarily or permanently, if we elect or are forced to suspend or terminate a clinical trial of any of our product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events may result in labeling statements such as warnings or contraindications. In addition, such events or labeling could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

Risks Related to Our Reliance Upon Third Parties

We rely on, and expect to continue to rely on, third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates, and our business could be substantially harmed.

We are dependent on third parties to conduct our clinical trials and preclinical and nonclinical studies. Specifically, we rely on, and intend to continue to rely on, medical institutions, clinical investigators, contract research organizations, or CROs, and consultants to conduct nonclinical studies and clinical trials, in each case in accordance with our study protocols and applicable regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these studies or trials and the subsequent collection and analysis of data. Though we expect to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GLP and GCP requirements, as applicable, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities related to the conduct of nonclinical studies and clinical trials, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLP or GCP or other requirements, the collected nonclinical data or the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical studies or clinical trials before approving our marketing applications, if ever. Furthermore, our clinical trials must be conducted with materials manufactured in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

There is a risk that our CROs, investigators or other third parties will be unable to devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from receiving regulatory approval for, or commercializing, TELOMIR-1 and any future product candidates.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, in a timely manner or at all. Switching or adding CROs, investigators and other third parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we work to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We currently rely on a third party for the manufacture of TELOMIR-1 for clinical development and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that supplies of our product may not be manufactured in accordance with specifications or that we will not have sufficient quantities of TELOMIR-1 or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a third party, and expect to continue to rely, on third parties for the manufacture of TELOMIR-1 and related raw materials for clinical development, as well as for commercial manufacture if TELOMIR-1 receives marketing approval. There is a risk that supplies of our product for use in pre-clinical or clinical testing will not be manufactured in accordance with our specifications, which could render our trial data useless or lead to the creation of compounds which are novel and for which we do not have intellectual property protection. Based on the terms of our contracts with our manufacturers, we may have no recourse against them in the case of such errors.

Further, the facilities used by third-party manufacturers to manufacture TELOMIR-1 must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or make any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of TELOMIR-1 or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market TELOMIR-1, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations also could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of TELOMIR-1 or other future products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and our financial position.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms, in a timely manner and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

●	an inability to initiate or complete clinical trials of TELOMIR-1 or any future product candidates in a timely manner;

●	delay in submitting regulatory applications, or receiving marketing approvals, for TELOMIR-1 or any future product candidates;

●	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;

●	requirements to cease development or to recall batches of TELOMIR-1 or any future product candidates; and

●	in the event of approval to market and commercialize TELOMIR-1 or any future product candidates, an inability to meet commercial demands for TELOMIR-1 or any future product candidates.

In addition, we do not have any long-term commitments or supply agreements with any third-party manufacturers. We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of TELOMIR-1 or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;

●	breach of the manufacturing agreement by the third party;

●	failure to manufacture our product candidates according to our specifications;

●	failure to obtain adequate raw materials and other materials required for manufacturing;

●	failure to manufacture our product according to our schedule or at all;

●	failure to successfully scale up manufacturing capacity, if required;

●	misappropriation of our proprietary information, including any potential trade secrets and know-how; and

●	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or jeopardize our ability to commence or continue commercialization of TELOMIR-1 or any future product candidates, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Without additional suppliers of required raw materials, we may also be unable to meet the commercial needs of a commercial launch of any future product candidates.

In addition, our current and anticipated future dependence upon others for the manufacture of TELOMIR-1 and any future product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our existing collaboration arrangements and any that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We have existing, and will likely continue to seek additional, collaboration arrangements with pharmaceutical or biotechnology companies for the manufacturing, testing, development or commercialization of our product candidates. We may, with respect to our product candidates, enter into new arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the U.S. and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators and the terms of any collaboration or other arrangements that we may establish may not be favorable to us.

Any existing or future collaboration entered into may not allow us to achieve our goals for such collaboration on a timely basis or at all. Our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding development, intellectual property, regulatory or commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Any such termination or expiration could harm our business reputation and may adversely affect us financially.

We depend on a limited number of suppliers for materials and components required to manufacture our product candidates. The loss of these suppliers, or their failure to supply us on a timely basis, could cause delays in our current and future capacity and adversely affect our business.

We depend on a limited number of suppliers for the materials and components required to manufacture our product candidates. As a result, we may not be able to obtain sufficient quantities of critical materials and components in the future. A delay or interruption by our suppliers may also harm our business, results of operations and financial condition. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify for and, in some cases, obtain regulatory approval for a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our dependence on single-source suppliers exposes us to numerous risks, including the following: our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms; our suppliers may become insolvent or cease trading; we may be unable to locate a suitable replacement supplier on acceptable terms or on a timely basis, or at all; and delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future needs.

Risks Relating to the Ownership of Our Common Stock

Because of the speculative nature of an investment in our company, you may lose your entire investment.

An investment in our securities carries a high degree of risk and should be considered as a speculative investment. We have a very limited operating history, are in the pre-clinical stage of development of our product candidate, have never generated revenues, have not paid dividends, and are unlikely to pay dividends in the immediate or near future. The likelihood of our being able to achieve our goals and run our business must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of early-stage biotechnology companies. An investment in our securities may result in the loss of the entirety of such investment. Only stockholders and potential stockholders who are experienced in high-risk investments and who can afford to lose their entire investment should consider an investment in our securities.

Certain of our founding stockholders, plus our existing officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our founding stockholders, which include two trusts for the benefit of the family of our founder Johnnie R. Williams, Sr., as well as MIRALOGX, collectively own in excess of 30% of our issued and outstanding common stock. Brian McNulty acts as the trustee for such trusts. Our officers and directors also own shares of our common stock. Therefore, these entities and individuals could influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur as a result of our utilization of a universal shelf registration statement or otherwise could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Notably, a large number of shares of our common stock held by founding stockholders of our company have been registered for public resale and could be sold on the public market, depressing our stock price. Moreover, we cannot in general predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a reporting issuer, we are subject to the reporting requirements of applicable securities legislation of the jurisdiction in which it is a reporting issuer, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on its systems and resources. Applicable securities laws will require us to, among other things, file certain annual and quarterly reports with respect to its business and results of operations. In addition, applicable securities laws require us to, among other things, maintain effective disclosure controls and procedures and internal control over financial reporting.

In order to maintain and, if required, improve its disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. Specifically, due to the increasing complexity of its transactions, it is anticipated that we will improve our disclosure controls and procedures and internal control over financial reporting primarily through the continued development and implementation of formal policies, improved processes and documentation procedures, as well as the continued sourcing of additional finance resources. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, which could adversely affect our business and financial results.

As a public company subject to these rules and regulations, we may find it more expensive for it to obtain director and officer liability insurance, and it may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its Audit Committee and Compensation Committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in its favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm its business and results of operations.

We are an “emerging growth company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make shares of our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the fifth anniversary of the fiscal year end date following the completion of our initial public offering, however, our status would change more quickly if we have more than US$1.235 billion in annual revenue, if the market value of our shares of common stock held by non-affiliates equals or exceeds US$700 million as of June 30 of any year, or we issue more than US$1.0 billion of non-convertible debt over a three-year period before the end of that period.

Investors could find our shares less attractive if we choose to rely on these exemptions. If some investors find shares less attractive as a result of any choice to reduce future disclosure, there may be a less active trading market for our shares and our share price may be more volatile.

For as long as we are an “emerging growth company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” until the fifth anniversary of the fiscal year end date following our initial public offering, which became effective on February 9, 2024. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are a “smaller reporting company” and, even if we no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either: (i) the market value of our shares of common stock held by non-affiliates does not equal or exceed $250 million as of the prior June 30th; or (ii) our annual revenues did not equal or exceed $100 million during such completed fiscal year. To the extent we take advantage of such reduced disclosure obligations, it may also make the comparison of our financial statements with other public companies difficult or impossible.

If we fail to maintain compliance with Nasdaq Listing Rules, our shares may be delisted from Nasdaq, which would result in a limited trading market for our shares and make obtaining future debt or equity financing more difficult for the Company.

Our common stock is listed on the Nasdaq Capital Market under the symbol “TELO”. However, there is no assurance that we will be able to continue to maintain our compliance with the Nasdaq continued listing requirements. If we fail to do so, our securities may be de-listed and cease trading on Nasdaq. As a result, selling our securities could be more difficult because smaller quantities of shares or warrants would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our securities are delisted, broker-dealers would face certain regulatory requirements which may discourage them from effecting transactions in the securities and further limit the liquidity of the securities. These factors could result in lower prices and larger spreads in the bid and ask prices for the securities. Such delisting from Nasdaq and continued or further declines in the share price of the securities could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

If our shares were to be delisted from Nasdaq, they may become subject to the SEC’s “penny stock” rules.

Delisting from Nasdaq may cause the securities of the Company to become subject to the SEC’s “penny stock” rules. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, and that is not listed on a national securities exchange, such as Nasdaq subject to certain exemptions. Therefore, if shares of our common stock were to be delisted from Nasdaq, the securities of the Company could become subject to the SEC’s “penny stock” rules. These rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction, and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts. A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained in the customer’s confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for shareholders to purchase or sell the shares of our common stock. Since the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

Some provisions of Florida law and our amended and restated articles of incorporation and amended and restated bylaws may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.

Our status as a Florida corporation and the anti-takeover provisions of the Florida Business Corporation Act, which we sometimes refer to as the FBCA, may discourage, delay or prevent a change in control even if a change in control would be beneficial to our shareholders.

The control share acquisition statute, Section 607.0902 of the FBCA, generally provides that in the event a person acquires voting shares of the company in excess of 20% of the voting power of all of our issued and outstanding shares, such acquired shares will not have any voting rights unless such rights are restored by the holders of a majority of the votes of each class or series entitled to vote separately, excluding shares held by the person acquiring the control shares or any of our officers or employees who are also directors of the company. Certain acquisitions of shares are exempt from these rules, such as shares acquired pursuant to the laws of intestate succession or pursuant to a gift or testamentary transfer, pursuant to a merger or share exchange effected in compliance with the FBCA if we are a party to the agreement, or pursuant to an acquisition of our shares if the acquisition has been approved by our board of directors before the acquisition. The control share acquisition statute generally applies to any “issuing public corporation,” which means a Florida corporation which has:

●	One hundred or more shareholders;

●	Its principal place of business, its principal office, or substantial assets within Florida; and

●	Either (i) more than 10% of its shareholders are resident in Florida; (ii) more than 10% of its shares are owned by residents of Florida; or (iii) one thousand shareholders are resident in Florida.

The affiliated transaction (or so-called “business combination”) statute, Section 607.0901 of the FBCA, provides that we may not engage in certain mergers, consolidations, sales of assets, issuances of stock, reclassifications, recapitalizations, and other affiliated transactions with any “interested shareholder” for a period of three years following the time that such shareholder became an interested shareholder, unless:

●	Prior to the time that such shareholder became an interested shareholder, our board of directors approved either the affiliated transaction or the transaction which resulted in the shareholder becoming an interested shareholder; or

●	Upon consummation of the transaction that resulted in the shareholder becoming an interested shareholder, the interested shareholder owned at least 85% of our voting shares outstanding at the time the transaction commenced; or

●	At or subsequent to the time that such shareholder became an interested shareholder, the affiliated transaction is approved by our board of directors and authorized at an annual or special meeting of shareholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting shares which are not owned by the interested shareholder.

An “interested shareholder” is generally defined as any person who is the beneficial owner of more than 15% of our outstanding voting shares.

The voting requirements set forth above do not apply to a particular affiliated transaction if one or more conditions are met, including, but not limited to, the following: if the affiliated transaction has been approved by a majority of our disinterested directors; if we have not had more than 300 shareholders of record at any time during the three years preceding the date the affiliated transaction is announced; if the interested shareholder has been the beneficial owner of at least 80% of our outstanding voting shares for at least three years preceding the date the affiliated transaction is announced; or if the consideration to be paid to the holders of each class or series of voting shares in the affiliated transaction meets certain requirements of the statute with respect to form and amount, among other things.

Both the control share acquisition statute and the affiliated transactions statute may have the effect of discouraging or preventing certain change of control or takeover transactions involving us.

In addition, our amended and restated articles of incorporation and amended and restated bylaws contain provisions that may make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions include:

●	nothing in our amended and restated articles of incorporation precludes future issuances without shareholder approval of the authorized but unissued shares of our common stock;

●	advance notice procedures apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders;

●	a special meeting of shareholders can only be called by our chairman of the board of directors, our chief executive officer, our president (in the absence of a chief executive officer), a majority of our board of directors or the holders of 10% or more of all of our votes entitled to be cast on any issue proposed to be considered at the special meeting of shareholders;

●	no provision in our amended and restated articles of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority shareholders to elect director candidates;

●	directors will only be able to be removed for cause;

●	our amended and restated articles of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and

●	certain litigation against us can only be brought in Florida.

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire. See “Description of Capital Stock.”

Our amended and restated bylaws designates the state courts located within the state of Florida as the exclusive forum for substantially all disputes between us and our shareholders and the federal district courts as the exclusive forum for Securities Act claims, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action arising pursuant to any provision of the FBCA, our amended and restated articles of incorporation or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be a state court located within the state of Florida (or, if a state court located within the state of Florida does not have jurisdiction, the federal district court for the Middle District of Florida); provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be the exclusive forum for the resolution of any claims arising under the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

By becoming a shareholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated bylaws related to choice of forum. The choice of forum provisions in our amended and restated bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Securities or industry analysts may not regularly publish reports on us, which could cause the price of our securities or trading volumes to decline.

The trading market for our securities could be influenced by research and reports that industry and/or securities analysts may publish us, our business, the market or our competitors. We do not have any control over these analysts and cannot be assured that such analysts will cover us or provide favorable coverage. If any of the analysts who may cover our business change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analysts who may cover our business were to cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volumes to decline.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We will likely be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data.

Item 2. Description of Property.

Our administrative and accounting office is located in Tampa, Florida. We currently share space with MIRA Pharmaceuticals, Inc., another pharmaceutical development company, under a lease of approximately 2,279 square feet of office space under a lease that is due to expire on March 31, 2025. We share the office and costs in Tampa with two other companies. Our corporate headquarters and executive offices are in Baltimore, Maryland. Our Baltimore location, which comprises approximately 150 square feet, is under a lease that is due to expire on April 30, 2024. We will not renew this lease upon expiration and, instead, will move all corporate headquarter related activities to the shared space in Tampa, Florida previously referenced.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “TELO” and began trading February 9, 2024.

Holders of Common Stock

As of March 28, 2024, we had approximately 70 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

None

Item 6. [Reserved]

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. You should read the following discussion and analysis of our results of operations and financial condition together with our financial statements and related notes and other information included elsewhere in this Annual Report.

In addition to historical financial information, this discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a pre-clinical-stage pharmaceutical company focused on the development and commercialization of TELOMIR-1, a novel small molecule being developed to function as an oral in situ therapeutic treatment for human stem cells. Our initial focus will be on treatments to inhibit the production of pro-inflammatory cytokines, such as IL-17, by oral administration of TELOMIR-1 as a therapeutic treatment for stem cells in situ. Our goal is to advance the clinical development of TELOMIR-1 in the United States for the treatment of age-related inflammatory conditions such as osteoarthritis and hemochromatosis, as well as in post-chemotherapy recovery, with our initial targeted indications being osteoarthritis, hemochromatosis, and post-chemotherapy recovery.

We had net losses of $13.1 million and $0.85 million for the years ended December 31, 2023 and 2022, respectively.

Reverse Stock Split

Effective December 11, 2023, we completed a reverse stock split of our outstanding common stock upon the filing of our Second Amended and Restated Articles of Incorporation with the Florida Secretary of State. No fractional shares were or will be issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were and will be rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding warrants, and the exercise prices of such warrants, have been adjusted to reflect the reverse stock split. Unless otherwise noted, the share and per share information in this Annual Report reflects the reverse stock split.

Components of our Results of Operations

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our product candidate. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	contracted research and manufacturing;

●	consulting arrangements; and

●	other expenses incurred to advance the Company’s research and development activities.

Our operating expenses have historically been the costs associated with our initial investment in pre-clinical research and development activities. We expect research and development expenses will increase in the future as we advance TELOMIR-1 into and through clinical trials and pursue regulatory approvals, which will require a significant investment in costs of clinical trials, regulatory support, and contract manufacturing. In addition, we will evaluate opportunities to acquire or in-license additional product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments, as well as added clinical development costs.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely development and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

General and Administrative Expenses

General and administrative expenses consist of administrative functions, as well as fees paid for legal, consulting fees and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Results of Operations for years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Revenues	$-	$-

Operating costs:
General and administrative expenses	600,192	20,941
Related party travel costs	1,767,550	-
Research and development expenses	1,574,306	833,206
Total operating costs	3,942,048	854,147

Interest expense	(1,643,049)	-
Loss on extinguishment of debt	(7,486,767)	-
Net loss attributable to common stockholders	$(13,071,864)	$(854,147)

General and Administrative Expenses. We incurred general and administrative expenses of $0.6 million and $0.02 million during the years ended December 31, 2023 and 2022, respectively. General and administrative expenses consisted of consulting fees, office and rent expenses.

Related Party Travel Costs. We incurred $1.77 million in related party travel costs during the year ended December 31, 2023. There was no such expense incurred during the same period ended December 31, 2022. Related party travel costs consisted of a shared lease and use of an airplane with an entity under common control. The increase in related party travel costs is due to CRO and vendor site visits, plus IPO related efforts. The Company will not participate in the use of the airplane after March of 2024 and, pursuant to the terms of the agreement, constitutes no further obligation under the agreement.

Research and Development Expenses. We incurred research and development expenses of $1.57 million and $0.8 million during the years ended December 31, 2023 and 2022, respectively. The increase in research and development expenses during 2023 compared to 2022 is due to the expansion of pre-clinical programs during 2023.

Major components of research and development expenses during 2023 is as follows:

R&D Category	Expense
Toxicology	$0.6 million
Pre-clinical research	$0.5 million
R&D consultants	$0.4 million

Interest expense. We incurred $1.6 million in interest expense during the year ended December 31, 2023. There was no such expense during the same period ended December 31, 2022. Interest expense during 2023 was composed of debt issuance costs related to a line of credit financing.

Loss on extinguishment of debt. Pursuant to a conversion agreement, the following related party debt was converted to common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) on November 30, 2023: The Bay Shore Line of Credit – see note 4, balance of $1.4 million into 674,637 shares of our common stock and the MIRALOGX balance of $1.7 million. into 837,841 shares of our common stock. The conversion of the Bay Shore Line of Credit and MIRALOGX balances resulted in a loss on the debt conversion of $7,486,767 for the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since the Company’s inception in August 2021, we have financed our operations primarily through an unsecured line of credit with a major shareholder and an affiliated company and through a $1.0 million private placement of shares of our common stock that occurred during the first quarter 2023 at $3.73 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023). We intend to finance our clinical development programs and working capital needs from existing cash, potential new sources of debt and equity financing, including the proceeds from our initial public offering that occurred in February of 2024.

On June 15, 2023, we entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by our founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), we have the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of our initial public offering (“IPO”). Our right to borrow funds under the Bay Shore Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal to 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured. As of November 30, 2023, the total amount outstanding under the Bay Shore Note was $1.4 million. The total amount outstanding was converted into 674,637 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement. As of February 9, 2024, the agreement has been terminated.

Since January 1, 2023, MIRALOGX, an intellectual property development and holding company owned by Bay Shore Trust, and The Starwood Trust, a separate trust established by our founder, have advanced funds on behalf of Bay Shore Trust to our company in order to fund operating activities. The total amount advanced and outstanding as of November 30, 2023, was $1.7 million. These advances were converted into 837,841 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $3.9 million for the year ended December 31, 2023 and an accumulated deficit of approximately $14.1 million as of December 31, 2023. As of December 31, 2023 we had cash and cash equivalents of approximately $0.001 million.

We currently expect that our cash and cash equivalents, when taking into account the net proceeds of $6.3 million from our initial public offering which closed on February 13, 2024, will be sufficient to fund our operations, development plans, and capital expenditures midway through the fourth quarter of 2024. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

We did not have any material non-cancellable contractual obligations as of December 31, 20023.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash provided by (used in):
Operating activities	$(3,859,796)	$(468,661)
Financing activities	3,859,608	470,080
Net change in cash	$(188)	$1,419

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses and changes in components of accounts payable and accrued liabilities.

For the year ended December 31, 2023, operating activities used $3.9 million of cash, primarily due to a net loss of $13.1 million, a $0.10 million change in accounts payable, accrued and prepaid expenses, offset by $1.6 million in amortization of debt issuance costs and $7.5 million of a loss on the conversion of debt to common stock. Accounts payable was composed of research and development payables, rent and legal expenses.

For year ended December 31, 2022, operating activities used $0.47 million of cash, primarily due to a net loss of $0.85 million, offset by a $0.38 million change in accounts payable. Accounts payable was composed of research and development payables and rent expenses.

Net Cash Provided by Financing Activities

For the year ended December 31, 2023, financing activities provided $3.9 million of cash, resulting from $1.7 million in net borrowings from a related party, $1.5 million in net borrowings under a related party line of credit, $1.0 million from the sale of common stock and offset by a $0.3 million in deferred offering cost and $0.05 million in repayments to related party.

For year ended December 31, 2022, financing activities provided $0.47 million of cash, resulting from $0.46 million in amounts due to a related party, $0.06 million in collection of stock subscription receivable, offset by a $0.05 million in deferred offering costs.

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete pre-clinical and clinical development of, receive regulatory approval for, and commercialize a program and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the pre-clinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any programs, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, due to the completion of our initial public offering in February 2024, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditure will depend largely on the factors set out above.

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

●	the rate of progress in the development of our TELOMIR-1 program and other development programs;

●	the scope, progress, results and costs of pre-clinical studies and clinical trials for any other current and future programs;

●	the number and characteristics of programs and technologies that we develop or may in-license;

●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our programs for which we receive marketing approval;

●	the costs necessary to obtain regulatory approvals, if any, for any approved products in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

●	the continuation of our existing licensing arrangements and entry into new collaborations and licensing arrangements;

●	the costs we incur in maintaining business operations;

●	the costs of hiring additional clinical, quality control, manufacturing and other scientific personnel;

●	the costs adding operational, financial and management information systems and personnel;

●	the costs associated with being a public company;

●	the revenue, if any, received from commercial sales of our programs for which we receive marketing approval;

●	the effect of competing technological and market developments; and

●	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for programs.

Identifying potential programs, product candidates, conducting pre-clinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our programs, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our financial statements appearing at the end of this Annual Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under Generally Accepted Accounting Principles (GAAP) and SEC rules.

Summary of Critical Accounting Policies

Research and development expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties, such as contract research organizations and consultants, who conduct research and development activities on behalf of the Company. Patent-related costs, including registration costs, documentation costs and other legal fees associated with the application, are expensed in the period in which they are incurred.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from such estimates and such differences could be material.

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and consultants based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company has elected to account for forfeiture of stock-based awards as they occur.

Emerging Growth Company Election

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act and compliance with applicable laws, if, as an emerging growth company, we rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (b) provide all of the compensation disclosures that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2027, (b) the last date of our fiscal year in which we had total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Cherry Bekaert, our independent registered public accounting firm (PCAOB ID: 42), are set forth on pages F-1 through F-11 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2023.

Management's Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
Christopher Chapman, Jr., MD	71	Chief Executive Officer and Chairman
Nathen Fuentes, CPA	41	Chief Financial Officer, Treasurer, and Secretary
Christos Nicholoudis, Esq.	34	General Counsel and Director
Michael Jerman, CPA	40	Director
Brad Kroenig	44	Director
Craig Eagle, MD	56	Director
Talhia Tuck	45	Director
Hugh McColl III	63	Director
Dr. Michael Roizen	77	Key Advisor on Age Reversal

The following is a brief biography of each of our current executive officers and directors:

Executive Officers and Directors

Christopher Chapman, Jr., MD was appointed to serve as our Chief Executive Officer and Chairman effective November 2022. Dr. Chapman also serves as the President, Chief Medical Officer, and a director of MyMD Pharmaceuticals, Inc. (Nasdaq: MYMD), a publicly traded clinical-stage pharmaceutical development company (“MyMD”). Dr. Chapman previously served as President and Chief Medical Officer of MyMD Pharmaceuticals (Florida), Inc. (“MyMD Florida”) effective as of November 1, 2020. MyMD Florida is the predecessor by merger of MYMD. Prior to joining MyMD Florida and since 1999, Dr. Chapman has also served as the Chief Executive Officer of Chapman Pharmaceutical Consulting, Inc., a consulting organization that provides support to pharmaceutical and biotechnology companies in North America, Europe, Japan, India and Africa on issues such as product safety, pharmacovigilance, medical devices, clinical trials and regulatory issues. Dr. Chapman served as Director, Medical Affairs, Drug Safety and Medical Writing Departments at Quintiles (currently known as IQVIA), from 1995 to 2003. Dr. Chapman has also served on the board of directors of Rock Creek Pharmaceuticals, Inc. (formerly, Star Scientific, Inc.) from 2007 to 2016, including as a member of the Audit Committee from 2007 to 2014, chairperson of the Compensation Committee from 2007 to 2014, and chairperson of the Executive Search Committee from 2007 to 2014. Dr. Chapman is an experienced executive and global medical expert and has extensive experience in providing monitoring and oversight for ongoing clinical trials including both adult and pediatric subjects. Dr. Chapman is also the founder of the Chapman Pharmaceutical Health Foundation, an IRS Section 501(c)(3) nonprofit organization established to solicit public funds and to support healthcare needs such as AIDS, diabetes, hypertension, lupus, sickle cell anemia, malaria and tuberculosis, which was organized in 2006. Dr. Chapman earned an Executive Certificate in Nonprofit Financial Stewardship from the Harvard Kennedy School in 2020. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987, and completed his internship in Internal Medicine, a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown. He also served as the Executive Chairman of MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA), a publicly traded pre-clinical pharmaceutical development company. We believe Dr. Chapman is qualified to serve as one of our directors due to his executive experience in the pharmaceutical and biotechnology industries, as well as his medical expertise. Dr. Chapman’s recent publications include two poster presentations: 1)British Society of Immunology, Liverpool, UK, December 5-8, 2022 Pharmacology and clinical profile of MYMD-1® (isomyosamine), an oral, selective, next-generation, TNF-alpha inhibitor that crosses the blood brain barrier and 2) Society of Toxicology, Nashville, TN, March 19-22, 2023, A Naturally Occurring Novel Therapeutic and Oral Selective Inhibitor of TNF-α, MYMD-1® (Isomyosamine), Significantly Reduced the Inflammation and Disease Severity in Murine Model of Collagen Antibody Induced Arthritis. Additionally, Dr. Chapman published a manuscript in Drug Research, “A Double-blind, Placebo-controlled, Randomized, Single Ascending, and Multiple Dose Phase 1 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Oral Dose Isomyosamine Capsules in Healthy Adult Subjects” (Brager, J., Chapman, C., Dunn, L., & Kaplin, A. (2023). A Double-blind, Placebo-controlled, Randomized, Single Ascending, and Multiple Dose Phase 1 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Oral Dose Isomyosamine Capsules in Healthy Adult Subjects. Drug research, 73(2), 95–104. https://doi.org/10.1055/a-1962-6834). Danielle R. Baker, Ph.D., of Frontage Laboratories, presented the poster, titled “Telomir-1 Induces Telomere Extensions in Primary Human Cell Strains,” at the Centre for Health and Longevity (CHL) Conference 2024, which took place in Singapore. Chris Chapman, MD, Jenna Brager, Ph.D., Nicholas Nobiletti, Ph.D. Stephen Gacheru, Ph.D.

Nathen Fuentes, CPA, joined our company as our Chief Financial Officer, Treasurer, and Secretary on September 21, 2023. Prior to serving as our Chief Financial Officer, Treasurer, and Secretary, Mr. Fuentes has worked for mid-market private equity sponsored companies within the specialty healthcare industry, including with Emergence Health Holdings as the Chief Financial Officer from May 2023 to September 2023; as the Chief Financial Officer of Divergent Dental Group from July 2022 to May 2023; the Chief Financial Officer of Family First Homecare from 2019 to July 2022; and as the Chief Financial Officer and Partner of Dermatology Medical Partners from 2017 to 2019. He also served as the Controller of Glytec from 2013 to 2017, as an Experienced Associate at PricewaterhouseCoopers from 2012 to 2013 and held various managerial positions with homebuilding companies prior to his experience with PricewaterhouseCoopers. Mr. Fuentes has experience leading acquisition and organic growth initiatives within highly levered environments while managing investor relations, human resources, finance, accounting, and revenue cycle functions. Mr. Fuentes earned his Bachelor of Science in marketing from the University of Florida and his Masters of Science in accounting from Fairfield University. Mr. Fuentes is a Certified Public Accountant.

Christos Nicholoudis joined our company as a director and as our General Counsel on August 11, 2023. He was initially appointed under an agreement between our company and our largest stockholder, the Bay Shore Trust, to serve as the designated representative of the Bay Shore Trust on our board of directors. He has also served as a member of the Board of Directors of MIRA Pharmaceuticals, Inc., (Nasdaq: MIRA) a publicly traded company. Mr. Nicholoudis is an attorney who has practiced with his own firm, The Law Firm of Christos Nicholoudis PLLC, since February 2022, where he handles a wide range of legal matters including contract work, personal injury, real estate, wills trusts and estates and criminal law. Prior to that, from July of 2019 to February of 2022, Mr. Nicholoudis was employed by the State of Florida as a Public Defender for the 12th Judicial Circuit and from July 2012 to February of 2020, Mr. Nicholoudis owned and operated a restaurant franchise under Cortez Roadhouse, LLC. Mr. Nicholoudis is a 2012 graduate of Cornell University’s School of Hotel Administration where he received a B.S. in hospitality and a 2017 graduate of Stetson College of Law where he received his J.D. degree. He is admitted to the bar in New York, Florida, Texas, and Washington D.C. We believe that Mr. Nicholoudis is qualified to serve as one of our directors based on his legal experience and training and his diverse business management experience.

Michael Jerman, CPA joined our company as a director in November 2023. He also serves as a member of the board of directors of Inhibitor Therapeutics, Inc. (OTC:INTI). Mr. Jerman has served as the managing partner at Hollywell Partners, a professional accounting and finance consulting firm, since May 2019, and has provided chief financial officer and other services to multiple private equity-backed companies in the energy, SaaS, and manufacturing industries. Prior to his role with Hollywell Partners, he was a Director with PwC in the US and UK from January 2007 to August of 2019 and was a Captain with the United States Air Force from July 2003 to June 2015. He has led global public and private client engagements in the industries of retail and consumer, energy, utilities and mining, and transportation and logistics. Mr. Jerman has significant experience in client equity and debt offerings, business combinations inclusive of public listing and reporting requirements, initial valuations and ongoing goodwill impairment analyses, share-based awards, restructuring, and global taxes, as well as stakeholder management, specifically with board and management presentation experience to include annual and quarterly requirements, fee negotiations, technical accounting and finance discussions, and fraud and non-compliance investigations. Mr. Jerman has specialized in rapid project mobilization and deployment of skilled resources for emergency issues, design, and implementation of small to large scale assurance requirements and advisory projects. Mr. Jerman’s additional experience includes leading PwC’s data acquisition methods and tools, client acquisitions and systems implementations to include new SOX-compliant control plan implementations across multiple systems, leading co-sourced internal audit projects, and time spent driving PwC’s lean efficiency initiatives. Mr. Jerman was a member of the PwC national office within the SEC PCAOB quality group supporting Europe and the EMEA regions with complex accounting and audit consultations. He earned a B.S. in accounting from the University of South Florida, an M.S. in accounting from the University of Tampa, and an M.B.A. from the University of Oxford.

Brad Kroenig joined our company as director in November 2022. He has also served as a member of the Board of Directors of MIRA Pharmaceuticals, Inc., (Nasdaq: MIRA) a publicly traded company. Since 2000, Mr. Kroenig’s principal occupation has been serving as one of the world’s leading fashion models. Mr. Kroenig was the face of Ralph Lauren, The Gap, Tommy Hilfiger, Chanel, Fendi, Peter Millar, and many other top brands. Models.com ranked him the #1 male model in the world from 2004 to 2006, and Vogue magazine ranked him the #3 male model of all time. Mr. Kroenig also serves as a business and strategy consultant for many private firms and early-stage companies, where as a part of his consulting business he advises companies regarding building management teams and managing relationships with investors. Mr. Kroenig is an experienced investor and business executive with significant experience in collaborating with executive-level and cross-functional teams, analyzing business situations, and developing and implementing practical investor strategies. Mr. Kroenig attended Florida International University on a NCAA Division I soccer scholarship. We believe that Mr. Kroenig’s business experience in the modeling industry as a business executive qualifies him to serve as one of our directors.

Craig Eagle, MD joined our company as a director in November 2022. He has also served as a director of MyMD since April 16, 2021. Dr. Eagle is currently the Chief Medical Officer of Guardant Health, Inc. since 2021. Previously, Dr. Eagle was Vice President of Oncology for Genentech, where he oversaw the medical programs across Genentech’s oncology portfolio. Prior to his current role, Dr. Eagle worked in several positions at Pfizer from 2009 to 2019, including as the oncology business lead in the United Kingdom and Canada, the global lead for Oncology Strategic Alliances and Partnerships based in New York, and as the head of the Oncology Therapeutic Area Global Medical and Outcomes Group, including the U.S. oncology medical business. Through his multiple roles at Pfizer, Dr. Eagle delivered significant business growth and was involved in multiple strategic acquisitions and divestitures. In addition, while at Pfizer, Dr. Eagle oversaw extensive oncology clinical trial programs, multiple regulatory and payer approvals across Pfizer’s oncology portfolio, health outcomes assessments and scientific collaborations with key global research organizations like the National Cancer Institute (NCI), and the European Organization for Research and Treatment of Cancer (EORTC), and led worldwide development of several compounds including celecoxib, aromasin, irinotecan, dalteparin and ozagomicin. Dr. Eagle currently serves as a member of the board of directors and chair of the Science and Policy Committee of Pierian Biosciences, a privately held life sciences company. Dr. Eagle attended Medical School at the University of New South Wales, Sydney, Australia and received his general internist training at Royal North Shore Hospital in Sydney. He completed his hemato-oncology and laboratory hematology training at Royal Prince Alfred Hospital in Sydney and was granted Fellowship in the Royal Australasian College of Physicians (FRACP) and the Royal College of Pathologists Australasia (FRCPA). After his training, Dr. Eagle performed basic research at the Royal Prince of Wales hospital to develop a new monoclonal antibody to inhibit platelets before moving into the pharmaceutical industry. Dr. Eagle’s qualifications to sit on our board of directors include his long and successful career in the international pharmaceutical industry, his senior executive experience in areas such as business growth, strategic alliances and mergers and acquisition transactions, his experience as a member of both public and private company boards in the healthcare and life science industries, and his wealth of oncology experience, including leading and participating in scientific research, regulatory, pricing and re-imbursement negotiations for compounds in therapeutic areas.

Talhia Tuck joined our company as a director in November 2022. She has also served as a director of MIRA since November 1, 2021. She has worked in the higher education field for over a decade, including her most recent position as an the Assistant Director of Admissions for Georgetown Law School in 2024. From 2019 to 2023, Ms. Tuck was a Project Director with Georgetown Law School’s Center for Innovations in Community Safety, formerly the Innovative Policing Program, which identifies new approaches to long-standing issues in policing. Ms. Tuck served as an Associate Director of Admissions at Georgetown University from 2016-2019, where she evaluated applications for the undergraduate schools and chaired several admissions committees. Prior to 2016, Ms. Tuck worked in the investment relations and communications field as Vice President for Communications and Investor Relations at Star Scientific, Inc. (OTC: STSC) where she was responsible for coordinating communications with shareholders, the financial community, and the media. She also has experience in the legal industry, as she participated in the Ropes & Gray New Alternatives Program as a Fellow at the Office of the State’s Attorney for Montgomery County, Maryland, and subsequently worked in the Corporate Department at Ropes & Gray LLP in Washington, D.C. Prior to attending law school, Ms. Tuck was a journalist with MSNBC, NBC News, ABC News, and the CBS affiliate, WINK-TV, and worked as an admissions officer for Harvard College at Harvard University. She also served as a financial analyst at Goldman Sachs in the Investment Management Division from July 2000 until April 2001. We believe that Ms. Tuck’s experience in public policy and investment relations qualifies her to serve as one of our directors. She received her A.B. degree from Harvard College, cum laude, and received her J.D. degree from Harvard Law School. We believe that Ms. Tuck’s experience in public policy and investment relations qualifies her to serve as one of our directors.

Hugh McColl III joined our company as a director in November 2022. Mr. McColl has served as Co-Managing Member of Collwick Capital LLC, a fund of funds, since 2010 and Managing Member of McColl Brothers Lockwood LLC, a family investment office, since 2006. Since June 2015, he has served as a Senior Advisor at Brown Brothers Harriman Capital Partners where he assists in sourcing, investment evaluation, transaction execution, and providing post-investment, value-added oversight to portfolio companies. Before co-founding Collwick Capital LLC, Mr. McColl spent 14 years in the hedge fund industry, where he was a private investments portfolio manager for Round Table Investment Management and McColl Brothers Lockwood LLC, served as the Chief Operating Officer for M&M Partners LLC and was the Chief Executive Officer for McColl Partners LLC. Mr. McColl has served on the boards of directors of Heritage Brands Inc. since 2019, Foro Holdings Inc. since 2021, and Westrock Coffee Company since 2022. Mr. McColl received a B.S. degree in Business Administration from the University of North Carolina at Chapel Hill in 1982 and an MBA degree from the University of Virginia Darden School of Business in 1987. We believe that Mr. McColl’s investment management and executive experience qualifies him to serve as a member of our board of directors. We believe that Mr. McColl’s investment management and executive experience qualifies him to serve as a member of our board of directors.

Key Advisor on Age Reversal

Dr. Michael Roizen has served as an advisor to the Company since November 30, 2023. Since 2007, Dr. Roizen has served as the Chief Wellness Officer of the Cleveland Clinic, including as the Chief Wellness Officer Emeritus since February 2019 and the Wellness Institute Chair since June 2007. He is also a professor of medicine at the Cleveland Clinic Lerner College of Medicine. Dr. Roizen developed the “RealAge” concept and has authored or coauthored five number one New York Times best sellers. He has over 165 peer-reviewed publications and 100 medical chapters, 14 U.S. patents, has founded several of his own companies, served on FDA advisory committees for 16 years, and chaired an FDA advisory committee. He received a B.A. degree from Williams College in 1967 in chemistry and economics, and he attended the University of California, San Francisco School of Medicine and performed his residency at Harvard’s Beth Israel Deconess Medical Center. He spent 9 years on the faculty at the University of California, San Francisco, served as the chair of the Department of Anesthesia and Critical Care and Pain Management at the University of Chicago for 16 years, and served as the Dean of the School of Medicine and Vice President for Biomedical Sciences at SUNY Upstate.

Board Composition

Our business and affairs are managed under the direction of our board of directors, which currently consists of seven members. The number of directors is determined by our board of directors, subject to the terms of our amended and restated articles of incorporation and bylaws Our board of directors will continue to consist of seven members, and our directors will be elected for one-year terms.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Michael Jerman, Talhia Tuck, Dr. Craig Eagle, and Hugh McColl III do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent directors under the Nasdaq Listing Rules.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the transactions described in the section of this Annual Report titled “Certain Relationships and Related Party Transactions.”

Committees of the Board of Directors

Our board of directors has establish an audit committee, a compensation committee, and a nominating and corporate governance committee. The functions of these committees are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee was established upon the effectiveness of our initial public offering on February 9, 2024 and consist of Michael Jerman, Hugh McColl III, and Bradley Kroenig , with Michael Jerman serving as the chair of the audit committee. Each member meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations, including Rule 10A-3(b)(1) under the Exchange Act. Each member of our audit committee meets the financial literacy requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Mr. Jerman is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.

The audit committee’s main purpose is to oversee our corporate accounting and financial reporting process. Our audit committee will be responsible for, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end results of operations;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●	reviewing and pre-approving, as required, all audit and all permissible non-audit services to be performed by the independent registered public accounting firm; and

●	assisting our board of directors in monitoring the performance of our internal audit function.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, a copy of which will be available on our website at www.telomirpharma.com.

Compensation Committee

The compensation committee was established upon the effectiveness of our initial public offering on February 9, 2024 and consist of Talhia Tuck, Michael Jerman, and Craig Eagle, with Talhia Tuck serving as the chair of the compensation committee. Each member of the committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3. In arriving at these determinations, our board of directors examined all factors relevant to determining whether any compensation committee member had a relationship to us that is material to that member’s ability to be independent from management in connection with carrying out such member’s duties as a compensation committee member.

The compensation committee’s main purpose is to review and recommend policies relating to compensation and benefits of our officers and employees. Our compensation committee is responsible for, among other things:

●	reviewing, approving, and determining, or making recommendations to our board of directors regarding, the compensation and compensation arrangements of our executive officers;

●	administering our equity compensation plans;

●	reviewing and approving, or making recommendations to our board of directors regarding, incentive compensation and equity compensation plans; and

●	establishing and reviewing general policies relating to compensation and benefits of our employees.

Our compensation committee will operate under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, a copy of which will be available on our website.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee was established upon the effectiveness of our initial public offering on February 9, 2024 and consist Talhia Tuck, Bradley Kroenig, and Craig with Talhia Tuck serving as the chair of the nominating and corporate governance committee. Each member of the committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations.

Our nominating and corporate governance committee will be responsible for, among other things:

●	identifying, evaluating, and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

●	developing and overseeing the annual evaluation of our board of directors and of its committees;

●	considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;

●	overseeing our corporate governance practices; and

●	making recommendations to our board of directors regarding corporate governance guidelines.

Our nominating and corporate governance committee will operate under a written charter that satisfies the applicable listing standards of Nasdaq, a copy of which will be available on our website.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is a current or former executive officer or employee of our company. None of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers serving on our compensation committee.

Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors administers this oversight function directly through our board of directors as a whole, and through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure, including risks associated with cybersecurity and data protection, and our audit committee has the responsibility to consider our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee will review legal, regulatory, and compliance matters that could have a significant impact on our financial statements. Our nominating and corporate governance committee will monitor the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee will assess and monitor whether any of our compensation policies and programs has the potential to encourage excessive risk taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors will be regularly informed through committee reports about such risks.

Board Diversity

Our nominating and corporate governance committee will be responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills, and experience required for the board of directors as a whole and its individual members. Although our board of directors does not have a formal written diversity policy with respect to the evaluation of director candidates, in its evaluation of director candidates, our nominating and corporate governance committee will consider factors including, without limitation, issues of character, integrity, judgment, potential conflicts of interest, other commitments, and diversity, and with respect to diversity, such factors as gender, race, ethnicity, experience, and area of expertise, as well as other individual qualities and attributes that contribute to the total diversity of viewpoints and experience represented on the board of directors.

The nominating and corporate governance committee will ensure compliance with the new rule by Nasdaq for board diversity (the “Nasdaq Diversity Rule”), on or before the date required under the Nasdaq Diversity Rule. The Nasdaq Diversity Rule requires, assuming our shares of common stock are listed on the Nasdaq Capital Market and that we are a smaller reporting company, that we will have at least two directors serving on our board of directors, at least one of which identifies as female and the second of which identifies as female, underrepresented minority or LGBTQ+, by December 31, 2026, unless our board of directors is comprised of five or less directors.

Code of Business Conduct and Ethics

Our board of directors have adopted a code of business conduct and ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer) and all global employees in accordance with applicable federal securities laws and corporate governance rules of the Nasdaq Capital Market. Our code of business conduct and ethics will be available on our website. Any amendments to the code of business conduct and ethics, or waivers of its requirements, will, if required, be disclosed on our website.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines, a copy of which will be available on our website.

Director Compensation

We did not provide any cash or equity compensation to any of our directors during the year ended December 31, 2023, in their capacity as directors, and we have not yet adopted a compensation program for our directors.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for the following persons: (i) all persons serving as our principal executive officers during 2023 and (ii) the most highly compensated of our other executive officers who received compensation during 2023 of at least $100,000 and who were executive officers on December 31, 2023. We refer to these persons as our “named executive officers” and their positions are as follows:

●	Christopher Chapman, Jr., MD, Chief Executive Officer and Chairman; and

●	Nathen Fuentes, Chief Financial Officer, Treasurer, and Secretary.

Summary Compensation Table

The following table shows the compensation paid by us during the 2022 and 2021 fiscal years to our named executive officers. As indicated below, there was no compensation paid to any named executive officer of our company during 2021 or 2022. For a description of the compensation program for our named executive officers following 2022, see “—Executive Compensation Arrangements” below.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total ($)
Christopher Chapman, Jr., MD	2023	$-	-	-	-	-	$-
Chief Executive Officer and Chairman	2022	$-	-	-	-	-	$-
Nathen Fuentes (1)	2023	$18,192	-	-	-	-	$18,192
Chief Financial Officer, Treasurer, and Secretary	2022	$-	-	-	-	-	$-

(1)	Mr. Fuentes was appointed Chief Financial Officer, Treasurer, and Secretary effective September 21, 2023.

Executive Compensation Arrangements

Below is a more detailed summary of the elements of our current executive compensation program as it relates to our named executive officers.

Employment Agreements

Christopher Chapman, Jr., MD

We entered into an employment agreement with Dr. Chapman, effective as of the date of the closing of this initial public offering, pursuant to which Dr. Chapman will serve as our Chief Executive Officer and Chairman of our board of directors. Under his employment agreement, Dr. Chapman will agree to work part-time and on an as-needed basis with respect to the affairs of our company. Dr. Chapman’s employment agreement provides that his employment will be on an at-will basis and can be terminated by either Dr. Chapman or us at any time for cause. Under the agreement, Dr. Chapman will receive an initial base salary of $275,000 per year beginning as of the closing of our initial public offering, which occurred on February 13, 2024 . In the event that Dr. Chapman’s employment is terminated by our company without “Cause” or is terminated by Dr. Chapman for “Good Reason”, Dr. Chapman will be entitled to severance compensation in the form of salary continuation for a period of three months (subject to Dr. Chapman executing and delivering a customary general release in favor of the company). “Cause” is defined in the agreement to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Dr. Chapman’s compensation or duties and level of responsibility. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Dr. Chapman is subject. Beginning in 2023, in lieu of health insurance coverage and 401k benefits, we have agreed to pay Dr. Chapman’s life insurance policy premium in an amount up to $2,215 per quarter.

Nathen Fuentes, CPA

We entered into an amended and restated employment agreement on December 11, 2023, with Mr. Fuentes which amended and restated his original employment agreement, which was effective September 21, 2023, pursuant to which Mr. Fuentes serves as our Chief Financial Officer, Treasurer, and Secretary. Under his employment agreement, Mr. Fuentes has agreed to devote his full business time and effort to the business affairs of the Company. Mr. Fuentes’s employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Fuentes or our company at any time for cause. Under the agreement, Mr. Fuentes will receive an initial base salary of $165,000 per year with such salary retroactively adjusted to equal $250,000 for his first full year of employment only upon the effectiveness of our initial public offering, which occurred on February 9, 2024. Additional bonuses and adjustments to Mr. Fuentes’s salary may be made by our board of directors in its sole discretion. In the event that his employment is terminated by our company without “Cause” or is terminated by Mr. Fuentes for “Good Reason”, Mr. Fuentes will be entitled to severance compensation in the form of salary continuation for a period of three months (subject to Mr. Fuentes executing and delivering a customary general release in favor of the company). “Cause” is defined in the agreement to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Fuentes’s compensation or duties and level of responsibility. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Fuentes is subject.

Base Salaries

The base salaries of our employed executive officers are specified in their respective employment agreements, as summarized above.

Bonuses

We did not pay any bonuses to any of our named executive officers during 2022 or 2023. Our employment agreements with our executive officers provide that bonuses may be granted to our executive officers in the discretion of our board of directors.

Equity Compensation

Through the date of this Annual Report, none of our officers, directors, or employees have received any equity compensation.

Retirement Plans

We do not currently maintain any retirement plans for our employees.

Outstanding Equity Awards at Fiscal Year-End

There were no stock options granted and outstanding as of December 31, 2023.

2023 Omnibus Incentive Plan

Our board of directors has adopted, and our stockholders have approved, the Telomir Pharmaceuticals, Inc. 2023 Omnibus Incentive Plan (the “2023 Omnibus Plan”) which became effective upon the completion of our initial public offering on February 9, 2024. The 2023 Omnibus Plan will authorize the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any of our parent and subsidiary corporations’ employees, and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors, and consultants and any of our future subsidiary corporations’ employees and consultants. The following is a summary of certain terms and conditions of the 2023 Omnibus Plan. This summary is qualified in its entirety by reference to the 2023 Omnibus Plan attached as an exhibit to the registration statement of which this Annual Report forms a part.

Administration

The 2023 Omnibus Plan is administered by our board of directors or our compensation committee, or any other committee or subcommittee or one or more of our officers to whom authority has been delegated (collectively, the “Administrator”). The Administrator has the authority to interpret the 2023 Omnibus Plan and award agreements entered into with respect to the 2023 Omnibus Plan; to make, change and rescind rules and regulations relating to the 2023 Omnibus Plan; to make changes to, or reconcile any inconsistency in, the 2023 Omnibus Plan or any award agreement covering an award; and to take any other actions needed to administer the 2023 Omnibus Plan.

Eligibility

The Administrator may designate any of the following as a participant under the 2023 Omnibus Plan: any officer or employee, or individuals engaged to become an officer or employee, of our company or our affiliates; and consultants of our company or our affiliates, and our directors, including our non-employee directors.

Types of Awards

The 2023 Omnibus Plan permits the Administrator to grant stock options, stock appreciation rights (“SARs”), performance shares, performance units, shares of common stock, restricted stock, restricted stock units (“RSUs”), cash incentive awards, dividend equivalent units, or any other type of award permitted under the 2023 Omnibus Plan. The Administrator may grant any type of award to any participant it selects, but only our employees or our subsidiaries’ employees may receive grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Awards may be granted alone or in addition to, in tandem with, or (subject to the repricing prohibition described below) in substitution for any other award (or any other award granted under another plan of our company or any affiliate, including the plan of an acquired entity).

Shares Reserved Under the 2023 Omnibus Incentive Plan

The 2023 Omnibus Plan will provide that 6,500,000 shares of our common stock are reserved for issuance under the 2023 Omnibus Plan, all of which may be issued pursuant to the exercise of incentive stock options. The number of shares available for issuance under our 2023 Omnibus Plan will also include an annual increase on the first day of each fiscal year after the completion of the initial public offering on February 9, 2024 equal to 1.0% of the outstanding shares of all class of our common stock as of the last day of the immediately preceding fiscal year or such other amount as our board of directors may determine.

The number of shares reserved for issuance under the 2023 Omnibus Plan will be reduced on the date of the grant of any award by the maximum number of shares, if any, with respect to which such award is granted. However, an award that may be settled solely in cash will not deplete the 2023 Omnibus Plan’s share reserve at the time the award is granted. If (a) an award expires, is canceled, or terminates without issuance of shares or is settled in cash, (b) the Administrator determines that the shares granted under an award will not be issuable because the conditions for issuance will not be satisfied, (c) shares are forfeited under an award, (d) shares are issued under any award and we reacquire them pursuant to our reserved rights upon the issuance of the shares, (e) shares are tendered or withheld in payment of the exercise price of an option or as a result of the net settlement of outstanding stock appreciation rights or (f) shares are tendered or withheld to satisfy federal, state or local tax withholding obligations, then those shares are added back to the reserve and may again be used for new awards under the 2023 Omnibus Plan. However, shares added back to the reserve pursuant to clauses (d), (e) or (f) in the preceding sentence may not be issued pursuant to incentive stock options.

Options

The Administrator may grant stock options and determine all terms and conditions of each stock option, which include the number of stock options granted, whether a stock option is to be an incentive stock option or non-qualified stock option, and the grant date for the stock option. However, the exercise price per share of common stock may never be less than the fair market value of a share of common stock on the date of grant and the expiration date may not be later than 10 years after the date of grant. Stock options will be exercisable and vest at such times and be subject to such restrictions and conditions as are determined by the Administrator, including with respect to the manner of payment of the exercise price of such stock options.

Stock Appreciation Rights

The Administrator may grant SARs, which represent the right of a participant to receive cash in an amount, or common stock with a fair market value, equal to the appreciation of the fair market value of a share of common stock during a specified period of time. The 2023 Omnibus Plan provides that the Administrator will determine all terms and conditions of each SAR, including, among other things: (a) whether the SAR is granted independently of a stock option or relates to a stock option, (b) the grant price, which may never be less than the fair market value of our common stock as determined on the date of grant, (c) a term that must be no later than 10 years after the date of grant, and (d) whether the SAR will settle in cash, common stock or a combination of the two.

Performance and Stock Awards

The Administrator may grant awards of shares of common stock, restricted stock, RSUs, performance shares or performance units. Restricted stock means shares of common stock that are subject to a risk of forfeiture or restrictions on transfer, which may lapse upon the achievement or partial achievement of performance goals (as described below) or upon the completion of a period of service. An RSU grants the participant the right to receive cash or shares of common stock the value of which is equal to the fair market value of one share of common stock, to the extent performance goals are achieved or upon the completion of a period of service. Performance shares give the participant the right to receive shares of common stock to the extent performance goals are achieved. Performance units give the participant the right to receive cash or shares of common stock valued in relation to a unit that has a designated dollar value or the value of which is equal to the fair market value of one or more shares of common stock, to the extent performance goals are achieved.

The Administrator will determine all terms and conditions of the awards including (a) whether performance goals must be achieved for the participant to realize any portion of the benefit provided under the award, (b) the length of the vesting or performance period and, if different, the date that payment of the benefit will be made, (c) with respect to performance units, whether to measure the value of each unit in relation to a designated dollar value or the fair market value of one or more shares of common stock, and (d) with respect to performance shares, performance units, and RSUs, whether the awards will settle in cash, in shares of common stock (including restricted stock), or in a combination of the two.

Cash Incentive Awards

The Administrator may grant cash incentive awards. An incentive award is the right to receive a cash payment to the extent one or more performance goals are achieved. The Administrator will determine all terms and conditions of a cash incentive award, including, but not limited to, the performance goals (described below), the performance period, the potential amount payable, and the timing of payment. While the 2023 Omnibus Plan permits cash incentive awards to be granted under the 2023 Omnibus Plan, we may also make cash incentive awards outside of the 2023 Omnibus Plan.

Performance Goals

For purposes of the 2023 Omnibus Plan, the Administrator may establish objective or subjective performance goals which may apply to any performance award. Such performance goals may include, but are not limited to, one or more of the following measures with respect to our company or any one or more of our subsidiaries, affiliates, or other business units: net sales; cost of sales; gross income; gross revenue; revenue; operating income; earnings before taxes; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings before interest, taxes, depreciation, amortization and exception items; income from continuing operations; net income; earnings per share; diluted earnings per share; total stockholder return; fair market value of a share of common stock; cash flow; net cash provided by operating activities; net cash provided by operating activities less net cash used in investing activities; ratio of debt to debt plus equity; return on stockholder equity; return on invested capital; return on average total capital employed; return on net capital employed; return on assets; return on net assets employed before interest and taxes; operating working capital; average accounts receivable (calculated by taking the average of accounts receivable at the end of each month); average inventories (calculated by taking the average of inventories at the end of each month); economic value added; succession planning; manufacturing return on assets; manufacturing margin; and customer satisfaction. Performance goals may also relate to a participant’s individual performance. The Administrator reserves the right to adjust any performance goals or modify the manner of measuring or evaluating a performance goal.

Dividend Equivalent Units

The Administrator may grant dividend equivalent units. A dividend equivalent unit gives the participant the right to receive a payment, in cash or shares of common stock, equal to the cash dividends or other distributions that we pay with respect to a share of common stock. We determine all terms and conditions of a dividend equivalent unit award, except that dividend equivalent units may not be granted in connection with a stock option or SAR, and dividend equivalent unit awards granted in connection with another award cannot provide for payment until the date such award vests or is earned, as applicable.

Other Stock-Based Awards

The Administrator may grant to any participant shares of unrestricted stock as a replacement for other compensation to which such participant is entitled, such as in payment of director fees, in lieu of cash compensation, in exchange for cancellation of a compensation right or as a bonus.

Transferability

Awards are not transferable, including to any financial institution, other than by will or the laws of descent and distribution, unless the Administrator allows a participant to (a) designate in writing a beneficiary to exercise the award or receive payment under the award after the participant’s death, (b) transfer an award to a former spouse as required by a domestic relations order incident to a divorce, or (c) transfer an award without receiving any consideration.

Adjustments

If (a) we are involved in a merger or other transaction in which our shares of common stock are changed or exchanged; (b) we subdivide or combine shares of common stock or declare a dividend payable in shares of common stock, other securities, or other property (other than stock purchase rights issued pursuant to a stockholder rights agreement); (c) we effect a cash dividend that exceeds 10% of the fair market value of a share of common stock or any other dividend or distribution in the form of cash or a repurchase of shares of common stock that our board of directors determines is special or extraordinary, or that is in connection with a recapitalization or reorganization; or (d) any other event occurs that in the Administrator’s judgment requires an adjustment to prevent dilution or enlargement of the benefits intended to be made available under the 2023 Omnibus Plan, then the Administrator will, in a manner it deems equitable, adjust any or all of (1) the number and type of shares subject to the 2023 Omnibus Plan and which may, after the event, be made the subject of awards; (2) the number and type of shares of common stock subject to outstanding awards; (3) the grant, purchase, or exercise price with respect to any award; and (4) the performance goals of an award. In any such case, the Administrator may also provide for a cash payment to the holder of an outstanding award in exchange for the cancellation of all or a portion of the award, subject to the terms of the 2023 Omnibus Plan.

The Administrator may, in connection with any merger, consolidation, acquisition of property or stock, or reorganization, authorize the issuance or assumption of awards upon terms and conditions we deem appropriate without affecting the number of shares of common stock otherwise reserved or available under the 2023 Omnibus Plan.

Change of Control

Upon a change of control (as defined in the 2023 Omnibus Plan), the successor or surviving corporation may agree to assume some or all outstanding awards or replace them with the same type of award with similar terms and conditions, without the consent of any participant, subject to the following requirements:

●	Each award that is assumed must be appropriately adjusted, immediately after such change of control, to apply to the number and class of securities that would have been issuable to a participant upon the consummation of such change of control had the award been exercised, vested, or earned immediately prior to such change of control, and other appropriate adjustment to the terms and conditions of the award may be made.

●	If the securities to which the awards relate after the change of control are not listed and traded on a national securities exchange, then (a) each participant must be provided the option to elect to receive, in lieu of the issuance of such securities, cash in an amount equal to the fair value of the securities that would have otherwise been issued, and (b) no reduction may be taken to reflect a discount for lack of marketability, minority, or any similar consideration, for purposes of determining the fair value of such securities.

●	If a participant is terminated from employment without cause, or due to death or disability, or the participant resigns employment for good reason (as defined in any award or other agreement between the participant and our company or an affiliate) within two years following the change of control, then upon such termination, all of the participant’s awards in effect on the date of such termination will vest in full or be deemed earned in full.

If the purchaser, successor, or surviving entity does not assume the awards or issue replacement awards, then immediately prior to the change of control date, unless the Administrator otherwise determines:

●	Each stock option or SAR then held by a participant will become immediately and fully vested, and all stock options and SARs will be cancelled on the change of control date in exchange for a cash payment equal to the excess of the change of control price of the shares of common stock over the purchase or grant price of such shares under the award.

●	Unvested restricted stock and RSUs (that are not performance awards) will vest in full.

●	All performance shares, performance units and cash incentive awards for which the performance period has expired will be paid based on actual performance, and all such awards for which the performance period has not expired will be cancelled in exchange for a cash payment equal to the amount that would have been due under such awards, valued assuming achievement of target performance goals at the time of the change of control, prorated based on the number of full months elapsed in the performance period.

●	All unvested dividend equivalent units will vest (to the same extent as the award granted in tandem with such units) and be paid.

●	All other unvested awards will vest and any amounts payable will be paid in cash.

Term of Plan

Unless earlier terminated by our board of directors, the 2023 Omnibus Plan will terminate on, and no further awards may be granted, after the tenth (10th) anniversary of its effective date.

Termination and Amendment of Plan

Our board of directors or the Administrator may amend, alter, suspend, discontinue, or terminate the 2023 Omnibus Plan at any time, subject to the following limitations:

●	Our board of directors must approve any amendment to the 2023 Omnibus Plan if we determine such approval is required by prior action of our board of directors, applicable corporate law, or any other applicable law;

●	Stockholders must approve any amendment to the 2023 Omnibus Plan, which may include an amendment to materially increase the number of shares reserved under the 2023 Omnibus Plan, if we determine that such approval is required by Section 16 of the Exchange Act, the Code, the listing requirements of any principal securities exchange or market on which the shares are then traded, or any other applicable law; and

●	Stockholders must approve any amendment to the 2023 Omnibus Plan that would diminish the protections afforded by the participant award limits or repricing and backdating prohibitions.

Amendment, Modification, Cancellation and Disgorgement of Awards

Subject to the requirements of the 2023 Omnibus Plan, the Administrator may modify or amend any award or waive any restrictions or conditions applicable to any award or the exercise of the award, or amend, modify, or cancel any terms and conditions applicable to any award, in each case, by mutual agreement of the Administrator and the participant or any other person that may have an interest in the award, so long as any such action does not increase the number of shares of common stock issuable under the 2023 Omnibus Plan.

We do not need to obtain participant (or other interested party) consent for any such action (a) that is permitted pursuant to the adjustment provisions of the 2023 Omnibus Plan; (b) to the extent we deem the action necessary to comply with any applicable law or the listing requirements of any principal securities exchange or market on which our common stock is then traded; (c) to the extent we deem the action is necessary to preserve favorable accounting or tax treatment of any award for us; or (d) to the extent we determine that such action does not materially and adversely affect the value of an award or that such action is in the best interest of the affected participant or any other person as may then have an interest in the award.

The Administrator can cause a participant to forfeit any award, and require the participant to disgorge any gains attributable to the award, if the participant engages in any action constituting, as determined by the Administrator in its discretion, cause for termination, or a breach of a material company policy, any award agreement or any other agreement between the participant and us or one of our affiliates concerning noncompetition, nonsolicitation, confidentiality, trade secrets, intellectual property, nondisparagement or similar obligations.

Any awards granted under the 2023 Omnibus Plan, and any shares of common stock issued or cash paid under an award, will be subject to any recoupment under our Compensation Recovery Policy (as described below), or any recoupment or similar requirement otherwise made applicable by law, regulation or listing standards to us or that may be provided for in any cash or equity award granted by us.

Compensation Recovery Policy

On October 2, 2023, our Board of Directors adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, related rules and the listing standards of the Nasdaq Stock Market or any other securities exchange on which our shares are listed in the future. The policy is administered by our Board of Directors or, if so designated by the Board of Directors, the Compensation Committee. Any determinations made by the Board shall be final and binding on all affected individuals.

The individuals covered by this policy (the “Covered Officers”) are any current or former employee who is or was identified as our president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a significant policy-making function, or any other person (including any executive officer of our subsidiaries or affiliates) who performs similar significant policy-making functions for us.

The policy covers our recoupment of “Incentive-Based Compensation” (as defined in the policy) received by a person after beginning service as a Covered Executive and who served as a Covered Officer at any time during the performance period for that Incentive Compensation. In the event we are required to prepare an accounting restatement, the policy requires us to recover, reasonably promptly, any erroneously awarded Incentive-Based Compensation (as determined by our Board of Directors or Compensation Committee) received by any Covered Officer during the three completed fiscal years immediately preceding the date on which we are required to prepare such accounting restatement.

The foregoing description of our Compensation Recovery Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of such policy, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, the ownership of our securities by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated.

Name of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class as of March 31, 2024
Directors and Executive Officers
Christopher Chapman, Jr., MD	975,610	3.03%
Nathen Fuentes	101,134	*
Christos Nicholoudis, Esq.	-	-
Brad Kroenig	48,781	*
Michael Jerman, CPA	-	-
Craig Eagle	487,805	1.51%
Talhia Tuck	48,781	*
Hugh McColl III	48,781	*

All current directors and officers as a group (8 persons)	1,710,892	5.31%

5% Stockholders
Brian McNulty(1)	11,187,151	34.74%
Dr. Francis E. O’Donnell, Jr.(2)	2,119,220	6.58%

*Represents beneficial ownership of less than 1%

(1)	Includes (i) 6,821,076 shares held by the Bay Shore Trust, (ii) 1,902,659 shares held by the Celeste J. Williams Lifetime QTIP Trust, (iii) 24,391 shares held directly by Mr. McNulty, and (iv) 2,439,025 shares issuable pursuant to a warrant held by the Bay Shore Trust that is immediately exercisable. As trustee for both the Bay Shore Trust and Celeste J. Williams Lifetime QTIP Trust, Mr. McNulty has sole voting and dispositive power over the shares held by each trust, and, as a result is deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by each trust. Mr. Jonnie R. Williams, Sr., our founder and the settlor of the Bay Shore Trust, does not have voting or dispositive power over the shares held by the Bay Shore Trust.

(2)	Consists of (i) 585,366 shares held directly by Dr. Francis E. O’Donnell Jr. and (ii) 1,533,854 shares held by the Rachel Jean Williams 2021 Irrevocable Trust. As trustee of the Rachel Jean Williams 2021 Irrevocable Trust, Dr. Francis E. O’Donnell Jr. has sole voting and dispositive power over the shares held by the trust, and, as a result is deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by the trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions within the last three years to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of our voting securities, or an immediate family member thereof, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

Line of Credit and Promissory Note with the Bay Shore Trust

On June 15, 2023, we entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by our founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries (the “Bay Shore Trust”). Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), we have the right to borrow up to an aggregate of $5,000,000 from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of our initial public offering. Our right to borrow funds under the Bay Shore Note is subject to the absence of a material adverse change in our assets, operations, or prospects. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal to 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured. As of November 30, 2023, the total amount outstanding under the Bay Shore Note was $1.4 million. The total amount outstanding was converted into 674,637 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement that resulted in a loss of $3.3 million for the year ended December 31, 2023 and a remaining balance as of December 31, 2023 of $0.1 million. Upon the effectiveness of the initial public offering on February 9, 2024, the agreement will be terminated.

In consideration of the loan facility provided by the Bay Shore Trust, we issued to the Bay Shore Trust a common stock purchase warrant on June 15, 2023, giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of common stock at an exercise price of $3.73 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023), which warrant will expire five years after the date of grant. Upon issuance, the warrant met the criteria to be classified as equity based on an analysis under Accounting Standards Codification (480) ASC 480, “Distinguishing Liabilities from Equity” and will be measured at fair value, resulting in an initial fair value of approximately $5.95 million upon issuance of the warrant using Black-Scholes valuation techniques.

Transactions with MIRALOGX LLC

Since January 1, 2023, MIRALOGX and The Starwood Trust, a separate Trust established by our founder, have advanced funds on behalf of Bay Shore Trust to our company in order to fund operating activities. The total amount advanced and outstanding as of November 30, 2023, was $1.7 million. These advances were converted into 837,841 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement that resulted in a loss of $4.1 million for the year ended December 31, 2023 and a remaining balance as of December 31, 2023 of $0.3 million.

On July 31, 2023, we entered into the Initial MIRALOGX License Agreement with MIRALOGX, which is an intellectual property development and holding company established by our founder and the inventor of TELOMIR-1, Jonnie R. Williams, Sr. See “Business– Intellectual Property”. MIRALOGX is wholly owned by the Bay Shore Trust, and Mr. Williams does not have voting or dispositive power over the shares of the Company held by Bay Shore Trust, and Mr. Williams is not an officer or director of the Bay Shore Trust. On November 10, 2023, we entered into an amendment to the Initial MIRALOGX License Agreement, pursuant to which we acquired the license to the non-human applications of the “Licensed Products.

We are also a party to an Agreement for Shared Lease Costs, dated April 1, 2023, with MIRALOGX and MIRA Pharmaceuticals, Inc., under which we have agreed to pay our pro rata share of the operating usage costs owing by MIRALOGX under an aircraft lease agreement between MIRALOGX and Supera Aviation I LLC (“Supera Aviation”) based on our usage of the leased aircraft each month. No amounts are payable by us under this agreement unless and to the extent we choose to utilize the leased aircraft, and we may discontinue the use of the aircraft and terminate this agreement at any time. Supera Aviation is a company owned by Starwood Trust, a trust established by Mr. Williams. For the year ended December 31, 2023, the Company incurred $1.77 million in expenses under the aircraft lease agreement.

Review and Approval of Related Party Transactions

Our board of directors adopted a written policy regarding the review and approval of related party transactions. Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions, which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons will provide that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members.

Certain of the foregoing disclosures are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. Copies of certain of the agreements have been filed as exhibits to the registration statement of which this Annual Report is a part and are available electronically on the website of the SEC at www.sec.gov.

As a matter of corporate governance policy, we have not and will not make loans to officers or loan guarantees available to “promoters” as that term is commonly understood by the SEC and state securities authorities.

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q (where applicable) for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and December 31, 2022 totaled $0.034 million and $0.052 million, respectively.

The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for audit-related fees for the years ended December 31, 2023 and 2022 were $0.036 million and $0.0 million, respectively. The fees were provided in consideration of services consisting of review and update procedures associated with registration statements and other SEC filings.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance for the years ended December 31, 2023 and 2022 were $0.009 million and $0.0 million, respectively. The fees were provided in consideration of services consisting of preparation of tax returns and related tax advice.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and non-audit services provided by Cherry Bekaert LLP in 2023. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing services provided by Cherry Bekaert LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
1.1^	Form of Underwriting Agreement
3.1^	Second Amended and Restated Articles of Incorporation of Telomir Pharmaceuticals, Inc.
3.2^	Amended and Restated Bylaws of Telomir Pharmaceuticals, Inc.
4.1^	Form of Representative’s Warrant
4.2^	Common Stock Purchase Warrant, dated June 15, 2023, between Telomir Pharmaceuticals, Inc. and Bay Shore Trust
4.3^	Form of Common Stock Purchase Warrant, by and between the Company and certain investors from January 2023 through March 2023
4.4**	Description of Securities
10.1+^	2023 Omnibus Incentive Plan
10.2+^	Form of Stock Option Award under 2023 Omnibus Incentive Plan
10.3^	Form of Indemnification Agreement
10.4^	Amended and Restated License Agreement, dated August 11, 2023, by and between Telomir Pharmaceuticals, Inc. and MIRALOGX LLC
10.5^	Amendment No. 1 to Amended and Restated License Agreement, dated November 10, 2023, by and between Telomir Pharmaceuticals, Inc. and MIRALOGX LLC
10.6+^	Amended and Restated Employment Agreement, dated December 11, 2023, between Telomir Pharmaceuticals, Inc. and Nathen Fuentes, CPA.
10.7+^	Employment Agreement, effective as of the date of the closing of the initial public offering, between Telomir Pharmaceuticals, Inc. and Dr. Christopher Chapman, Jr., MD
10.8^	Promissory Note and Loan Agreement, dated June 15, 2023, by and between Telomir Pharmaceuticals, Inc. and Bay Shore Trust
10.9^	Agreement for Shared Lease Costs, dated April 1, 2023, between Telomir Pharmaceuticals, Inc., MIRALOGX LLC, and MIRA Pharmaceuticals, Inc.
10.10^	Debt Conversion Agreement, dated November 30, 2023, between Telomir Pharmaceuticals, Inc., and MIRALOGX LLC
10.11^	Debt Conversion Agreement, dated November 30, 2023, between Telomir Pharmaceuticals, Inc., and the Bay Shore Trust.
14.1^	Code of Business Conduct and Ethics
21.1^	List of Subsidiaries of Registrant
31.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Policy Relating to Recovery of Erroneously Awarded Compensation
99.1^	Audit Committee Charter
99.2^	Nominating and Corporate Governance Committee Charter
99.3^	Compensation Committee Charter
99.4^	Corporate Governance Guidelines
99.5^	Insider Trading Policy
99.6^	Related Person Transaction Policy and Procedures

*	To be filed by amendment.

**	Furnished herewith

^	Previously filed.

+	Denotes management contract or compensatory plan or arrangement.

TELOMIR PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Telomir Pharmaceuticals, Inc.

Tampa, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Telomir Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year periods ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses and recurring negative operating cash flows since inception and may not have sufficient cash on hand or liquidity available under existing arrangements to meet the projected liquidity needs for the next 12 months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 29, 2024

Telomir Pharmaceuticals, Inc.

BALANCE SHEETS

DECEMBER 31, 2023 and DECEMBER 31, 2022

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,231	$1,419
Deferred offering costs	303,281	47,311
Prepaid expenses	713	-
Due from related parties	130,000	-
Total other current assets	435,225	48,730

Deferred Financing Costs	4,338,543	-

Total assets	$4,773,768	$48,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued liabilities	$707,187	$404,221
Due to related parties	527,377	581,787
Related party line of credit	101,000	-
Total current liabilities	1,335,564	986,008

Total liabilities	1,335,564	986,008

Stockholders’ Equity (Deficit)
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 28,609,814 and 26,829,269 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	-	-
Additional paid-in capital	17,502,346	55,000
Accumulated deficit	(14,064,142)	(992,278)
Total stockholders’ equity (deficit)	3,438,204	(937,278)
Total liabilities and stockholders’ deficit	$4,773,768	$48,730

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

YEARS ended DECEMBER 31, 2023 and DECEMBER 31, 2022

	Year Ended December 31,
	2023	2022
Revenues	$-	$-

Operating costs:
General and administrative expenses	600,192	20,941
Related party travel costs	1,767,550	-
Research and development expenses	1,574,306	833,206
Total operating costs	3,942,048	854,147

Interest expense	(1,643,049)	-
Loss on extinguishment of debt	(7,486,767)	-
Net loss	$(13,071,864)	$(854,147)
Basic loss per share	$(0.48)	$(0.03)
Diluted loss per share	$(0.45)	$(0.03)
Basic weighted average common stock shares outstanding	27,304,724	26,829,284
Diluted weighted average common stock shares outstanding	29,017,857	26,829,284

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

Statements of stockholders’ EQUITY (DEFICIT)

YEARS ended DECEMBER 31, 2023 and DECEMBER 31, 2022

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balances, January 1, 2022	26,829,269	-	$55,000	$(55,000)	$(138,131)	$(138,131)
Collection of stock subscription receivable	-	-	-	55,000	-	55,000
Net loss	-	-	-	-	(854,147)	(854,147)
Balances, December 31, 2022	26,829,269	$-	$55,000	$-	$(992,278)	$(937,278)

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balances, January 1, 2023	26,829,269	$-	$55,000	$-	$(992,278)	$(937,278)
Issuance of common stock, net	268,025	-	910,000	-	-	910,000
Debt conversion to common stock	1,512,478	-	10,587,346	-	-	10,587,346
Shares added for fractional shares pursuant to reverse stock split	42	-	-	-	-	-
Issuance of Warrants	-	-	5,950,000	-	-	5,950,000
Net loss	-	-	-	-	(13,071,864)	(13,071,864)
Balances, December 31, 2023	28,609,814	$-	$17,502,346	$-	$(14,064,142)	$3,438,204

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

statements of cash flows

YEARS ENDED DECEMBER 31, 2023 and DECEMBER 31, 2022

	Year Ended December 31,
	2023	2022
Cash flows from Operating activities
Net loss	$(13,071,864)	$(854,147)
Adjustments to reconcile net loss to net cash from operations
Loss on extinguishment of debt	7,486,767	-
Amortization of debt issuance costs	1,611,458	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	114,556	385,486
Prepaid expenses	(713)	-
Net cash flows used in operating activities	$(3,859,796)	$(468,661)

Financing activities:
Payment of deferred offering costs	(255,970)	(47,311)
Borrowings to related party	(54,410)	462,391
Borrowings from related party	1,717,574	-
Borrowings under related party line of credit	1,452,414	-
Collection of stock subscription receivable	-	55,000
Proceeds from sale of common stock	1,000,000	-
Net cash flows provided by financing activities	3,859,608	470,080

Net change in cash	(188)	1,419
Cash, beginning of year	1,419	-
Cash, end of year	$1,231	$1,419
Cash paid for interest	-	-
Supplemental schedule of non-cash financing activities:
Issuance of warrants on related party line of credit	$5,950,000	$-
Accrued offering expense	90,000	-
Debt conversion to common stock	3,100,579	-
Advances to affiliates	130,000	-

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Operating, Financing and Investing Activities:

The Company recorded the fair value of a total of 2,439,025 warrants issued to Bay Shore Trust during the year ended December 31, 2023 totaling approximately $5.95 million to deferred finance costs.

The Company accrued a $0.09 million placement fee related to a $1.0 million private placement offering during the year ended December 31, 2023, whereby 268,025 shares of common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) were issued. See Note 6 for warrant issuances in connection with the offering.

The Company converted, pursuant to a conversion agreement, the following related party debt of $3.1 million to common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) on November 30, 2023: The Bay Shore Line of Credit – see note 4, balance of $1.4 million into 674,637 shares of our common stock and the MIRALOGX balance of $1.7 million. into 837,841 shares of our common stock. The conversion of the Bay Shore Line of Credit and MIRALOGX balances resulted in a loss on the debt conversion of $7,486,767 for the year ended December 31, 2023.

The Company recorded $0.13 million during the year ended December 31, 2023 for advances made to a related party.

Telomir Pharmaceuticals, Inc.

notes to the CONDENSED financial statements

DECEMBER 31, 2023 and december 31, 2022

Note 1. Description of business and summary of significant accounting policies

Overview

Telomir Pharmaceuticals, Inc. (“Telomir” or the “Company” and formerly known as Metallo Therapies, Inc.) was formed in August 2021 and is a Florida-based early pre-clinical stage biopharmaceutical company that is developing its product candidate, TELOMIR-1, a novel small molecule being developed to function as an oral in situ therapeutic treatment for human stem cells. Based on the Company’s pre-clinical studies and if approved by the FDA and comparable foreign regulators, Telomir Pharmaceuticals, Inc. believes that TELOMIR-1 may effectively serve as a metal enzyme inhibitor of essential metals such as zinc and copper. These essential metals play an important role in the production and function of many enzymatic reactions and the modulation of key cellular pathways. In particular, zinc is essential to the function of pro-inflammatory cytokines such as Interleukin-17, or IL-17, that play a role in a host of age-related inflammatory conditions such as osteoarthritis and hemochromatosis as well as in post-chemotherapy health problems.

As such, TELOMIR-1 is under investigation to potentially provide a therapeutic intervention against age-related inflammatory conditions such osteoarthritis and hemochromatosis, as well as for post-chemotherapy recovery, by interrupting and preventing the IL-17 induced inflammatory pathways that create the systemic imbalance of cellular metals.

Substantive operations began in late 2022 and the Company’s Investigative New Drug application is anticipated to be filed with the U.S. Food and Drug Administration (“FDA”) in first quarter 2025 for osteoarthritis. A non-provisional patent application is pending for TELOMIR-1 as a new molecular entity and its therapeutic uses. See Note 3 regarding this patent.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the year ended December 31, 2023 are not necessarily indicative of the results to be expected for future periods.

As used herein, the Company’s Common Stock, no par value per share, is referred to as the “Common Stock” and the Company’s preferred stock, no par value per share, is referred to as the “Preferred Stock”.

Income taxes

The Company is a C corporation. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for loss carryovers. A valuation allowance is recognized regarding deferred tax assets, if any, if it is more likely than not that some portion of the deferred tax asset will not be realized.

Research and development expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties, such as contract research organizations and consultants, who conduct research and development activities on behalf of the Company.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from such estimates and such differences could be material.

Cash

The Company maintains cash balances with financial institutions that management believes are of high credit quality. The Company’s cash account at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk from its cash account.

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company considers the carrying amount of deferred offering costs to approximate fair value due to short-term nature of this instrument. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Note 2. Liquidity and capital resources

As of December 31, 2023, the Company had cash of approximately $0.001 million. The Company used approximately $3.9 million of cash in operations during the years ended December 31, 2023 and had stockholders’ equity of approximately $3.4 million at December 31, 2023, versus stockholders’ deficit of approximately $0.9 million at December 31, 2022.

Historically, the Company has been primarily engaged in developing TELOMIR-1. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings-see Note 4 and an initial public offering – see Note 8. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing this Annual Report, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through 12 months after the date the financial statements are issued.

Note 3. License agreement, related party

The Company licenses the U.S. patent rights for the use of TELOMIR-1 in human applications from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company established by Jonnie R. Williams, Sr., the founder of the Company and the sole inventor of TELOMIR-1.

On August 11, 2023, (the “Effective Date”), the Company and MIRALOGX entered into an Amended and Restated Exclusive License Agreement, under which the Company has the exclusive perpetual right and license under the above-described patent rights to make, have made, use, and sell “Licensed Products” in the U.S. for human uses and preclinical studies and activities of any kind conducted in furtherance of obtaining regulatory approval or commercialization for human uses (the “MIRALOGX License Agreement”). On November 10, 2023, we and MIRALOGX entered into the Amendment No. 1 to the Amended and Restated License Agreement, pursuant to which the field of use relating to the license was amended to include therapeutic treatments and other medical or health uses in animals, in addition to humans, and related preclinical studies and activities conducted in furtherance of obtaining regulatory approval for and commercialization of veterinary, in addition to human, therapeutic treatments and uses (together with the “Initial MIRALOGX License Agreement, the “MIRALOGX License Agreement”). “Licensed Product” is defined in the agreement as a drug product containing as an active agent 2,4,6-tris(3,4-dihydro-2H-pyrrol-2-yl) pyridine or a pharmaceutically acceptable salt, ester, or solvate thereof. We also have the right to grant corresponding sublicenses under the licensed patent rights. The MIRALOGX License Agreement provides for the payment to MIRALOGX of an 8% royalty (payable quarterly) on the Company’s net sales of Licensed Products by the Company or its sublicensees and on non-royalty bearing milestone revenue. There are no up-front, execution, or milestone payments in the license agreement. Further, no payments have been made to date under the agreement.

The term of the license from MIRALOGX will continue through the date of the expiration of the last-to-expire licensed patent or, if later, the date of the expiration of the last strategic partnership/sublicensing agreement covering the licensed products. The patent rights are expected to extend through 2043, and additional patent terms may be awarded, including additional patent terms based on the time taken for regulatory review of drug products.

The agreement also provides that Telomir may bring suit in its own name to enforce patent rights. MIRALOGX will control the prosecution of the patent applications for TELOMIR-1. Telomir is required to be kept informed by MIRALOGX of patent prosecution activities and may select identified countries for patent protection. Telomir is to reimburse MIRALOGX for patent prosecution and maintenance costs.

Note 4. Related party transactions

Due from related parties- During the year ended December 31, 2023, the Company provided working capital advances to companies under common control. These advances are due on demand and are non-interest bearing. Amounts due from related parties as of December 31, 2023 were $0.13 million. There were no such advances made during the year ended 2022.

Due to related parties- During the years ended December 31, 2023 and December 31, 2022, the Company received working capital advances from companies under common control. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2023, advances in the amount of $1.7 million were converted into 837,841 shares of our common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) at a conversion rate of $2.05 per share resulting in a loss on the conversion of debt of $4.1 million. As of December 31, 2023 and December 31, 2022, $0.5 million and $0.6 million, respectively, remained outstanding.

Bay Shore Trust Line of Credit

On June 15, 2023, the Company entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by the Company’s founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), the Company has the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of the Company’s IPO. The Company’s right to borrow funds under the Bay Shore Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured. As of December 31, 2023, $3.4 million of borrowings under the line remain available.

In consideration of the loan facility provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a common stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of common stock at an exercise price of $3.73 per share, which warrant will expire five years after the date of grant. Pursuant to a registration rights agreement, the Company has granted to Bay Shore Trust the right to require the Company, at any time after one year following the Company’s IPO, to register for resale the shares issuable upon the exercise of the warrant, with such registration rights being in the form of demand and “piggyback” registration rights that are subject to customary limitations and restrictions. Upon issuance, the warrant met the criteria to be classified as equity based on an analysis under Accounting Standards Codification (480) ASC 480, “Distinguishing Liabilities from Equity” and was measured at fair value, resulting in an initial fair value of approximately $5.95 million upon issuance of the warrant, using Black-Scholes valuation techniques.

During the year ended December 31, 2023, the Company received $1.5 million in advances from a line of credit from Bay Shore Trust. On November 30, 2023, $1.4 million was converted into 674,637 shares of our common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) at a conversion rate of $2.05 per share resulting in a loss on the conversion of debt of $3.3 million. with $0.1 million outstanding as of December 31, 2023. There was no line of credit during 2022.

License agreement - See Note 3.

Related Party Travel Costs- On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs (the “Shared Agreement”) with MIRALOGX, LLC, a related party. Under the Shared Agreement, the Company agrees to make monthly contributions or payments in accordance with its use of shared aircraft toward rent payments. During the years ended December 31, 2023 and December 31, 2022, the Company incurred $1.8 million and $0, respectively, for travel-related expenses to the related party for rental charges and airplane-related expenses.

Related Party Rental Agreement- see Note 5 for Variable Lease

Note 5. Leases

The Company’s corporate headquarters is in Baltimore, Maryland, which includes a lease for office space. This lease began in November 2022 and was amended in April 2023. This space is approximately 550 square feet and has a remaining base rent of $0.005 million payable through April 2024. Rent is payable in monthly installments and is subject to yearly price increases.

The Company has elected not to disclose a right of use asset and liability as provided for in ASC 842, Leases, given the lease has less than 12 months remaining until maturity.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor. Variable lease costs related to the aircraft include usage expenses, which includes pilot expenses, jet fuel and general flight expenses.

Beginning August 1, 2023, the Company’s accounting and administrative staff began sharing office space with a related party in Tampa, Florida. As of December 31, 2023, there is no formal agreement, pending a revised lease agreement from the landlord. As such, the Company has agreed to split the cost of the Tampa lease pending an executed lease. During the year ended December 31, 2023, this variable least cost related to the Tampa, Florida space totaled $0.011 million.

The components of lease expense were as follows:

	Year ended December 31,
	2023	2022
Lease Costs
Operating lease cost
Operating lease	$14,869	$-
Variable lease costs	1,778,884	-
Total lease cost	$1,793,753	$-

Note 6. Stockholders’ equity

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Reverse Stock Split

Effective December 11, 2023, the Company completed a reverse stock split of its outstanding common stock upon the filing of the Company’s Second Amended and Restated Articles of Incorporation with the Florida Secretary of State. No fractional shares were or will be issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were and will be rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding warrants, and the exercise price of such warrants, have been adjusted to reflect the reverse stock split. Unless otherwise noted, the share and per share information in this Annual Report reflects the reverse stock split.

Private placement Warrants

During the year ended December 31, 2023, the Company issued to the 2023 Private Placement investors a common stock warrant the right to purchase up to 268,025 shares of common stock at an exercise price of $15.42 per share. The Company also issued to the placement agent a common stock warrant the right to purchase up to 67,007 shares of common stock at an exercise price of $3.73 per share. Both issuances of warrants are immediately vested and will be exercisable any time until the day that is one year plus ninety days from the date an Investigational New Drug filing is made with the Food and Drug Administration.

Bay Shore Trust warrants

In consideration of the line of credit provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a common stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of common stock at an exercise price of $3.73 per share. This warrant will expire five years after the date of grant.

The fair value of the warrants were estimated on the grant date using the Black-Scholes valuation model and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, which resulted in $5.95 million of deferred financing costs. This cost was recorded as deferred financing costs and additional paid in capital on the accompanying condensed balance sheet and is amortized straight-line over the term of the line of credit (which is 24 months). Associated amortization of deferred finance costs is recorded to interest expense on the condensed income statement of operations.

Key assumptions used to value warrants during the year ended December 31, 2023 are as follows:

Expected price volatility	78.08%
Risk-free interest rate	3.91%
Fair Market Value of underlying Common Stock	$1.190
Weighted average expected life in years	5 years
Dividend yield	-

Note 7 – Income Taxes

The significant components of the Company’s net deferred tax assets are as follows as of December 31:

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carry-forward	$288,379	$64,242
Section 174 Qualified Research Expenditures	526,248	198,720
Other	31,724	-
	846,351	262,962
Less: valuation allowance	(846,351)	(262,962)
	-	-
Deferred tax liabilities
Total net deferred tax asset	$-	$-

Beginning in 2022, in accordance with Internal Revenue Code Section 174, Qualified Research Expenditures are capitalized for tax purposes and amortized over a period of five years. Accordingly, for income tax purposes, and as of December 31, 2023 and December 31, 2022, the Company has recorded a deferred tax asset totaling approximately $0.8 million and $0.3 million, respectively, related to the timing difference between GAAP and Tax recognition of these expenditures.

The components of the provision for income taxes consist of the following:

	2023	2022
Deferred tax:
Deferred benefit	$(846,351)	$(262,962)
Change in valuation allowance	846,351	262,962
Total deferred	-	-
Total provision for income taxes	$-	$-

ASC Topic 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company has recorded a full valuation allowance against its deferred tax assets generated by net operating loss carryforwards as it has determined that such amounts may not be recognizable, given the historical losses of the Company to date. As of December 31, 2023, the Company has a cumulative federal net operating loss carryforward of approximately $1.1 million. The net operating loss carryforwards have no expiry date.

Note 8 – Subsequent events

Initial Public Offering

On February 13, 2024, the Company closed its initial public offering consisting of 1,000,000 shares at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $0.7 million, the net proceeds to the Company was $6.3 million (the “IPO”).

The shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-275534), originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Registration Statement”) and the final quarterly report filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Commission on February 8, 2024. The common stock began trading on The Nasdaq Capital Market on February 9, 2023 under the symbol “TELO”. The closing of the IPO occurred on February 13, 2024.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: March 28, 2024	By:	/S/ Chris Chapman
	Name:	Chris Chapman
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Nathen Fuentes
Name:	Nathen Fuentes
Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Christopher Chapman	Chief Executive Officer and Chairman	March 28, 2024
Christopher Chapman	(Principal Executive Officer)

/s/ Nathen Fuentes, CPA	Chief Financial Officer	March 28, 2024
Nathen Fuentes, CPA	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Craig Eagle	Director	March 28, 2024
Dr. Craig Eagle

/s/ Christos Nicholoudis, Esq.	General Counsel and Director	March 28, 2024
Christos Nicholoudis, Esq.

/s/ Michael Jerman, CPA	Director	March 28, 2024
Michael Jerman, CPA

/s/ Brad Kroenig	Director	March 28, 2024
Brad Kroenig

/s/ Talhia Tuck	Director	March 28, 2024
Talhia Tuck

/s/ Hugh McColl III	Director	March 28, 2024
Hugh McColl III

70