Form 10-Q
period 2024-03-31
Telomir Pharmaceuticals, Inc.
filed 2024-05-13
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 001-41765

Telomir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	87-2606031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 N Wolfe Street, Suite 601 Baltimore, Maryland	21205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):

(813) 864-2558

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock, no par value	TELO	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2024, there were 29,609,814 shares of company common stock issued and outstanding.

TELOMIR PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q

TELOMIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31, (Unaudited)	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$3,274,314	$1,231
Deferred offering costs	-	303,281
Prepaid expenses	98,808	713
Due from related parties	130,000	130,000
Total current assets	3,503,122	435,225

Deferred Financing Costs	-	4,338,543

Total assets	$3,503,122	$4,773,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$478,650	$707,187
Due to related parties	7,902	527,377
Related party line of credit	-	101,000
Total current liabilities	486,552	1,335,564

Total liabilities	486,552	1,335,564

Stockholders’ Equity (Deficit)
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 29,609,814 and 28,609,814 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	23,335,319	17,502,346
Accumulated deficit	(20,318,749)	(14,064,142)
Total stockholders’ equity	3,016,570	3,438,204
Total liabilities and stockholders’ equity	$3,503,122	$4,773,768

See notes to condensed financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$-	$-

Operating costs:
General and administrative expenses	741,541	42,603
Related party travel costs	370,500	-
Research and development expenses	804,023	440,335
Total operating costs	1,916,064	482,938

Interest expense	(4,338,543)	-
Net loss	$(6,254,607)	$(482,938)
Basic and diluted loss per share	$(0.23)	$(0.02)
Weighted average common stock shares outstanding	27,768,156	26,893,014

See notes to condensed financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR END DECEMBER 31, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balances, January 1, 2023	26,829,269	$-	$55,000	$-	$(992,278)	$(937,278)
Issuance of common stock, net	268,025	-	910,000	-	-	910,000
Net loss	-	-	-	-	(482,938)	(482,938)
Balances, March 31, 2023	27,097,294	$-	$965,000	$-	$(1,475,216)	$(510,216)

Balances, April 1, 2023	27,097,294	$-	$965,000	$-	$(1,475,216)	$(510,216)
Issuance of Warrants	-	-	5,950,000	-	-	5,950,000
Net loss	-	-	-	-	(1,550,385)	(1,550,385)
Balances, June 30, 2023	27,097,294	$-	$6,915,000	$-	$(3,025,601)	$3,889,399

Balances, July 1, 2023	27,097,294	$-	$6,915,000	$-	$(3,025,601)	$3,889,399
Net loss	-	-	-	-	(1,711,326)	(1,711,326)
Balances, September 30, 2023	27,097,294	$-	$6,915,000	$-	$(4,736,927)	$2,178,073

Balances, October 1, 2023	27,097,294	$-	$6,915,000	$-	$(4,736,927)	$2,178,073
Debt conversion to common stock	1,512,478	-	10,587,346	-	-	10,587,346
Shares added for fractional shares pursuant to reverse stock split	42	-	-	-	-	-
Net loss	-	-	-	-	(9,327,215)	(9,327,215)
Balances, December 31, 2023	28,609,814	$-	$17,502,346	$-	$(14,064,142)	$3,438,204

Balances, January 1, 2024	28,609,814	$-	$17,502,346	$-	$(14,064,142)	$3,438,204
Issuance of common stock at IPO, net	1,000,000	-	5,832,973	-	-	5,832,973
Net loss	-	-	-	-	(6,254,607)	(6,254,607)
Balances, March 31, 2024	29,609,814	$-	$23,335,319	$-	$(20,318,749)	$3,016,570

See notes to condensed financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from Operating activities
Net loss	$(6,254,607)	$(482,938)
Adjustments to reconcile net loss to net cash from operations
Amortization of debt issuance costs	4,338,543	-
Change in operating assets and liabilities:
Trade accounts payable and accrued expenses	74,744	(252,801)
Prepaid expenses	(98,095)	-
Net cash flows from operating activities	$(1,939,415)	$(735,739)

Financing activities:
Payments under related party line of credit	(101,000)	-
Payments to related party	(519,475)	(263,873)
Proceeds from sale of common stock	5,832,973	1,000,000
Net cash flows from financing activities	5,212,498	736,127

Net change in cash	3,273,083	388
Cash, beginning of period	1,231	1,419
Cash, end of period	$3,274,314	$1,807
Cash paid for interest	-	-
Supplemental schedule of non-cash financing activities:
Accrued offering expense	$-	$118,944

See notes to condensed financial statements

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Operating, Financing and Investing Activities:

The Company accrued $0.1 million in legal and placement fees related to a $1.0 million private placement offering during the three months ended March 31, 2023, whereby 268,025 shares of common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) were issued. See Note 7 for warrant issuances in connection with the offering.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

Telomir Pharmaceuticals, Inc. (“Telomir” or the “Company”) was formed in August 2021 and is a Florida-based early pre-clinical stage biopharmaceutical company that is developing its product candidate, TELOMIR-1, a novel small molecule being developed to function as an oral in situ therapeutic treatment for human stem cells. Based on the Company’s pre-clinical studies and if approved by the FDA and comparable foreign regulators, the Company believes that TELOMIR-1 may effectively serve as a metal enzyme inhibitor of essential metals such as zinc and copper. These essential metals play an important role in the production and function of many enzymatic reactions and the modulation of key cellular pathways. In particular, zinc is essential to the function of pro-inflammatory cytokines such as Interleukin-17, or IL-17, that play a role in a host of age-related inflammatory conditions such as osteoarthritis and hemochromatosis as well as in post-chemotherapy health problems.

As such, TELOMIR-1 is under investigation to potentially provide a therapeutic intervention against age-related inflammatory conditions such osteoarthritis and hemochromatosis, as well as for post-chemotherapy recovery, by interrupting and preventing the IL-17 induced inflammatory pathways that create the systemic imbalance of cellular metals.

Substantive operations began in late 2022 and the Company’s Investigative New Drug application is anticipated to be filed with the U.S. Food and Drug Administration (“FDA”) in first quarter 2025 for osteoarthritis. An international patent application for TELOMIR-1 was filed August 29, 2023 and is pending. National phase filings are expected to be made during the first quarter 2025. See Note 4 regarding this patent.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for future periods.

As used herein, the Company’s Common Stock, no par value per share, is referred to as the “Common Stock” and the Company’s preferred stock, no par value per share, is referred to as the “Preferred Stock”.

Initial Public Offering

On February 13, 2024, the Company closed its initial public offering consisting of 1,000,000 shares at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $1.2 million, the net proceeds to the Company were $5.8 million (the “IPO”).

The shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-275534), originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Registration Statement”) and the final quarterly report filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Commission on February 8, 2024. The common stock began trading on The Nasdaq Capital Market on February 9, 2024 under the symbol “TELO”. The closing of the IPO occurred on February 13, 2024.

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

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Leases

The Company has elected not to disclose a right of use asset and liability as provided for in ASC 842, Leases, given the related lease has less than 12 months remaining until maturity.

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

Note 2. Liquidity and capital resources

As of March 31, 2024, the Company had cash of approximately $3.3 million. The Company used approximately $1.9 million of cash in operations during the three months ended March 31, 2024 and had stockholders’ equity as of March 31, 2024 and December 31, 2023 of approximately $3.0 million and $3.4 million, respectively.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Historically, the Company has been primarily engaged in developing TELOMIR-1. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings-see Note 5 and an initial public offering – see Note 7. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through 12 months after the date the financial statements are issued.

Note 3 Accounts payable and accrued liabilities:

	March 31, 2024	December 31, 2023
Trade accounts payable	$221,559	$474,585
Pre-clinical research and development	249,733	202,998
Accrued other	7,358	29,604
	$478,650	$707,187

Note 4. License agreement, related party:

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

Note 5. Related party transactions:

Due from related parties- Amounts due from related parties as of both March 31, 2024 and December 31, 2023 were $0.13 million. These advances are due on demand and are non-interest bearing.

Due to related parties- During the periods ended March 31, 2024 and December 31, 2023, the Company received working capital advances from companies under common control. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2023, advances in the amount of $1.7 million were converted into 837,841 shares of our common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) at a conversion rate of $2.05 per share resulting in a loss on the conversion of debt of $4.1 million. As of March 31, 2024 and December 31, 2023, $0.008 million and $0.5 million, respectively, remained outstanding.

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

In consideration of the loan facility provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a common stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) at an exercise price of $3.73 per share, which warrant will expire five years after the date of grant. Pursuant to a registration rights agreement, the Company has granted to Bay Shore Trust the right to require the Company, at any time after one year following the Company’s IPO, to register for resale the shares issuable upon the exercise of the warrant, with such registration rights being in the form of demand and “piggyback” registration rights that are subject to customary limitations and restrictions. Upon issuance, the warrant met the criteria to be classified as equity based on an analysis under Accounting Standards Codification (480) ASC 480, “Distinguishing Liabilities from Equity” and was measured at fair value, resulting in an initial fair value of approximately $5.95 million upon issuance of the warrant, using Black-Scholes valuation techniques.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

During the three months ended March 31, 2024, the Company did not receive any advances from the line of credit from Bay Shore Trust. As of March 31, 2024, the line of credit from Bay Shore Trust has been paid in full, has fully amortized the relating financing costs and future advances are no longer available due to the terms of the agreement, specifically the closing of the Company’s IPO, which was made effective on February 13, 2024.

License agreement - See Note 4.

Related Party Travel Costs- On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs (the “Shared Agreement”) with MIRALOGX, LLC, a related party. Under the Shared Agreement, the Company agrees to make monthly contributions or payments in accordance with its use of shared aircraft toward rent payments. During the three months ended March 31, 2024 and March 31, 2023, the Company incurred $0.4 million and $0, respectively, for travel-related expenses to the related party for rental charges and airplane-related expenses.

Related Party Rental Agreement- see Note 6 for Variable Lease

Note 6. Leases:

The Company’s corporate headquarters is in Baltimore, Maryland, which includes a lease for office space. This lease began in November 2022 and was amended in April 2023. This space is approximately 550 square feet and has a remaining base rent of $0.001 million payable through April 2024. Rent is payable in monthly installments and is subject to yearly price increases.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

The Company has elected not to disclose a right of use asset and liability as provided for in ASC 842, Leases, given the lease has less than 12 months remaining until maturity and the Company will not be renewing the lease upon expiration. Instead, the Company will move all corporate headquarter related activities to the shared space in Tampa, Florida referenced below within variable lease costs.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor. Variable lease costs related to the aircraft include usage expenses, which includes pilot expenses, jet fuel and general flight expenses.

Beginning August 1, 2023, the Company’s accounting and administrative staff began sharing office space with a related party in Tampa, Florida. As of March 31, 2024, there is no formal agreement, pending a revised lease agreement from the landlord. As such, the Company has agreed to split the cost of the Tampa lease pending an executed lease. During the quarter ended March 31, 2024, this variable lease cost related to the Tampa, Florida space totaled $0.006 million.

	Three Months ended March 31,
	2024	2023
Lease Costs
Operating lease	$53,819	$3,708
Variable lease costs	326,501	-
Total lease cost	$380,320	$3,708

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Note 7. Stockholders’ equity:

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Reverse Stock Split

Effective December 11, 2023, the Company completed a reverse stock split of its outstanding common stock upon the filing of the Company’s Second Amended and Restated Articles of Incorporation with the Florida Secretary of State. No fractional shares were or will be issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were and will be rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding warrants, and the exercise price of such warrants, have been adjusted to reflect the reverse stock split. Unless otherwise noted, the share and per share information in this filing reflects the reverse stock split.

IPO stock issuances

At IPO, the Company issued 1,000,000 shares at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $1.2 million, the net proceeds to the Company were $5.8 million (the “IPO”).

Warrants

Private placement Warrants

During the year ended December 31, 2023, the Company issued to the 2023 Private Placement investors a common stock warrant the right to purchase up to 268,025 shares of common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) at an exercise price of $15.42 per share. The Company also issued to the placement agent a common stock warrant the right to purchase up to 67,007 shares (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) of common stock at an exercise price of $3.73 per share. Both issuances of warrants are immediately vested and will be exercisable any time until the day that is one year plus ninety days from the date an Investigational New Drug filing is made with the Food and Drug Administration.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

Bay Shore Trust warrants

In consideration of the line of credit provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a common stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) at an exercise price of $3.73 per share. This warrant will expire five years after the date of grant.

The fair value of the warrants were estimated on the grant date using the Black-Scholes valuation model and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, which resulted in $5.95 million of deferred financing costs. This cost was recorded as deferred financing costs and additional paid in capital on the accompanying condensed balance sheet and is amortized straight-line over the term of the line of credit (which is 24 months). Associated amortization of deferred finance costs is recorded to interest expense on the condensed statement of operations.

Underwriter warrants

In connection with the IPO, the Company issued 50,000 warrants to purchase common stock to the IPO underwriter (or its designees) at an exercise price of $7.00 which will expire in the four-and-a-half-year period commencing six months after the commencement of sales in the IPO. The warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-a-half-year period commencing six months after the commencement of sales in the IPO. The warrants provide for registration rights (including a one-time demand registration right and piggyback registration rights that expire 5 years from the commencement of sales of the offering) and customary anti-dilution provisions as permitted under FINRA Rule 5110(g)(8).

Earnings Per Share

During the three months ended March 31, 2024 and March 31, 2023, outstanding stock warrants of 2,168,086 and 39,088, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in the Company’s other filings with the SEC. See “Cautionary Note Regarding Forward Looking Statements” below.

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise indicated, the terms “the Company”, “we”, “us”, “our” and similar terminology refer to Telomir Pharmaceuticals, Inc.

Background of the Company

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

To date, we have not generated any revenue nor do we expect to generate revenue unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a program and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any programs, we expect to incur significant expenses related to production of sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We expect to incur additional costs associated with operating as a public company.

We had net losses of $6.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

Reverse Stock Split

Effective December 11, 2023, we completed a reverse stock split of our outstanding common stock upon the filing of our Second Amended and Restated Articles of Incorporation with the Florida Secretary of State. No fractional shares were or will be issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were and will be rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding warrants, and the exercise prices of such warrants, have been adjusted to reflect the reverse stock split. Unless otherwise noted, the share and per share information in this report reflects the reverse stock split.

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

Critical Accounting Policies

See Note 1 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Research and Development Expenses. During the three months ended March 31, 2024, we incurred $0.8 million in research and development expenses, which were primarily related to toxicology studies, pre-clinical research projects and related manufacturing for pre-clinical research projects. We incurred $0.4 million in research and development expenses during the three months ended March 31, 2023, relating to initial payments for toxicology studies and consulting arrangements. Research and development expenses represent costs incurred to conduct research and development of our product candidate and consist primarily of contracted pre-clinical research and manufacturing, toxicology, consulting arrangements and other expenses incurred to advance the Company’s research and development activities

Since inception, we have not earned any revenue, nor do we anticipate doing so until we successfully conclude preclinical and clinical development and obtain regulatory approval. The timing and certainty of this event remain unknown.

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

General and Administrative Expenses. We incurred $0.7 million and $0.04 million in general and administrative expenses during the three months ended March 31, 2024 and March 31, 2023, respectively. The increase is primarily due to an increase in insurance costs of $0.06 million, professional fees of $0.14 million and compensation costs of $0.47 million. General and administrative expenses consist of administrative functions, as well as fees paid for legal, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Related Party Travel Costs. We incurred $0.4 million in related party travel costs during the three months ended March 31, 2024. There was no such expense incurred during the same period ended March 31, 2023. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The Company will not participate in the use of the airplane after March of 2024 and, pursuant to the terms of the agreement, constitutes no further obligation under the agreement.

Interest expense. We incurred $4.3 million in interest expense during the three months ended March 31, 2024. There was no such expense incurred during the same period ended March 31, 2023. The 2024 interest expense consists of the amortization of the deferred financing costs on warrants issued on the related party line of credit as disclosed in Note 5 to the financial statements.

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

On June 15, 2023, we entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by our founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), we have the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of our initial public offering (“IPO”). Future advances are no longer available due to the terms of the agreement, specifically the closing of the Company’s IPO, which was made effective on February 13, 2024. Our right to borrow funds under the Bay Shore Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal to 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured. As of November 30, 2023, the total amount outstanding under the Bay Shore Note was $1.4 million. The total amount outstanding was converted into 674,637 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement. As of February 9, 2024, the agreement has been terminated.

Since January 1, 2023, MIRALOGX, an intellectual property development and holding company owned by Bay Shore Trust, and The Starwood Trust, a separate trust established by our founder, have advanced funds on behalf of Bay Shore Trust to our company in order to fund operating activities. The total amount advanced and outstanding as of November 30, 2023, was $1.7 million. These advances were converted into 837,841 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement. As of the three months ended March 31, 2024, the total amount outstanding was $0.008 million.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit, which we do not expect to occur in the near future. We had negative cash flow from operations of approximately $1.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had cash and cash equivalents of approximately $3.3 million and an accumulated deficit of approximately $20.3 million.

We currently expect that our cash and cash equivalents, when taking into account the net proceeds of $5.8 million from our initial public offering which closed on February 13, 2024, will be sufficient to fund our operations, development plans, and capital expenditures through the beginning of the fourth quarter of 2024. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

We did not have any material non-cancellable contractual obligations as of March 31, 2024.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(1,939,415)	$(735,739)
Financing activities	5,212,498	736,127
Net change in cash	$3,273,083	$388

Net Cash from Operating Activities

The cash used in operating activities resulted primarily from our net losses, amortization of debt issuance costs and changes in components of accounts payable and prepaid expenses.

For the three months ended March 31, 2024, operating activities used $1.9 million of cash, primarily due to a net loss of $6.3 million, debt issuance costs of $4.3 million and a $0.002 million change in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

For the three months ended March 31, 2023, operating activities used $0.7 million of cash, primarily due to a net loss of $0.5 million, a $0.3 million change in accounts payable and accrued expenses. Accounts payable and accrued expenses was primarily composed of research and development expenses and consultant costs.

Net Cash from Financing Activities

For the three months ended March 31, 2024, financing activities provided $5.2 million of cash, resulting primarily from $5.8 million in proceeds from sale of common stock, less offering costs, offset by $0.5 million payments to related parties, and $0.1 million of repayments under related party line of credit.

For the three months ended March 31, 2023, financing activities provided $0.7 million of cash, resulting primarily from $1 million in proceeds from sale of common stock, offset by $0.3 million of payments to related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information under this item per Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. The Company’s Chief Executive Officer and Chief Financial Officer have determined that, due to inherent limitations in personnel possessing technical accounting expertise, as of the end of the period covered by this Report, disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our disclosure control system were met. The Company plans to remediate the ineffectiveness of its disclosure controls and procedures through implementation of additional levels of review and personnel with increased technical accounting expertise.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this quarterly report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this quarterly report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

● our use of the net proceeds from our recent offering;

● our ability to obtain and maintain regulatory approval of our product candidates;

● our ability to successfully commercialize and market our product candidates, if approved;

● our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

● the potential market size, opportunity, and growth potential for our product candidates, if approved;

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

● the pricing and reimbursement of our product candidates, if approved;

● the rate and degree of market acceptance of our product candidates, if approved;

● the implementation of our business model and strategic plans for our business, product candidates, and technology;

● the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

● developments relating to our competitors and our industry; and

● other risks and factors listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023.

Given the risks and uncertainties set forth in this quarterly report, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this quarterly report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this quarterly report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this quarterly report speaks only as of the date of such statement. Except as required by federal securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations, or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

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

Item 1A. Risk Factors.

As a smaller reporting company, information under this “Item 1A. Risk Factors” is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO of Common Stock

On February 13, 2024, the Company closed its initial public offering consisting of 1,000,000 shares at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $1.2 million, the net proceeds to the Company was $5.8 million (the “IPO”). None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

The shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-275534), originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Registration Statement”) and the final quarterly report filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Commission on February 8, 2024. The common stock began trading on The Nasdaq Capital Market on February 9, 2024 under the symbol “TELO”. The closing of the IPO occurred on February 13, 2024.

The net proceeds from the IPO have been used and are expected to be used, primarily to fund our clinical development programs, including our preclinical toxicology studies, CMC activities and our initial IND application. We intend to use the remainder for working capital and general corporate purposes. Since the completion of our IPO, we have used approximately $0.6 million of the net proceeds to fund preclinical toxicology studies and R&D consultants, $1.4 million in general and administrative expenses and $0.9 million to related parties for consulting services, repayment of our outstanding debt payable under our line of credit with Bay Shore Trust and variable lease costs related to the aircraft shared lease expenses as referenced in Note 6 of the financial statements.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith

^	Previously filed.

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: May 13, 2024	By:	/s/ Chris Chapman
Chris Chapman
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Nathen Fuentes
Nathen Fuentes
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

