Form 10-Q
period 2024-06-30
Telomir Pharmaceuticals, Inc.
filed 2024-08-13
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 001-41765

Telomir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	87-2606031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 W Platt Street, Suite 200 Tampa, Florida	33606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):

(813) 864-2558

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered
Common Stock, no par value	TELO	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2024, there were 29,609,814 shares of company common stock issued and outstanding.

TELOMIR PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q

TELOMIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

	June 30,	December 31,
	2024 (unaudited)	2023
ASSETS
Current assets:
Cash	$1,883,909	$1,231
Deferred offering costs	-	303,281
Prepaid expenses	87,813	713
Due from related parties	130,000	130,000
Total current assets	2,101,722	435,225

Deferred Financing Costs	-	4,338,543

Total assets	$2,101,722	$4,773,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$393,814	$707,187
Due to related parties	140,341	527,377
Related party line of credit	-	101,000
Total current liabilities	534,155	1,335,564

Total liabilities	534,155	1,335,564

Stockholders’ Equity
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 29,609,814 and 28,609,814 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	23,335,319	17,502,346
Accumulated deficit	(21,767,752)	(14,064,142)
Total stockholders’ equity	1,567,567	3,438,204
Total liabilities and stockholders’ equity	$2,101,722	$4,773,768

See notes to condensed financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-

Operating costs:
General and administrative expenses	879,695	60,107	1,621,237	102,710
Related party travel costs	-	698,600	370,500	698,600
Research and development expenses	594,801	667,626	1,398,824	1,107,960
Total operating costs	1,474,496	1,426,333	3,390,561	1,909,270

Interest income	25,493	-	25,493	-
Interest expense	-	(124,052)	(4,338,542)	(124,052)
Net loss	$(1,449,003)	$(1,550,385)	$(7,703,610)	$(2,033,322)
Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.26)	$(0.08)
Weighted average common stock shares outstanding	29,609,814	27,097,294	29,443,148	27,023,440

See notes to condensed financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	28,609,814	$-	$17,502,346	$(14,064,142)	$3,438,204
Issuance of common stock at IPO, net	1,000,000	-	5,832,973	-	5,832,973
Net loss	-	-	-	(7,703,610)	(7,703,610)
Balances, June 30, 2024	29,609,814	$-	$23,335,319	$(21,767,752)	$1,567,567

Balances, January 1, 2023	26,829,269	$-	$55,000	$(992,278)	$(937,278)
Issuance of common stock, net	268,025	-	910,000	-	910,000
Issuance of Warrants	-	-	5,950,000	-	5,950,000
Net loss	-	-	-	(2,033,322)	(2,033,322)
Balances, June 30, 2023	27,097,294	$-	$6,915,000	$(3,025,600)	$3,889,400

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2024	29,609,814	$-	$23,335,319	$(20,318,749)	$3,016,570
Net loss				(1,449,003)	(1,449,003)
Balances, June 30, 2024	29,609,814	$-	$23,335,319	$(21,767,752)	$1,567,567

Balances, March 31, 2023	27,097,294	$-	$965,000	$(1,475,215)	$(510,215)
Issuance of Warrants	-	-	5,950,000	-	5,950,000
Net loss	-	-	-	(1,550,385)	(1,550,385)
Balances, June 30, 2023	27,097,294	$-	$6,915,000	$(3,025,600)	$3,889,400

See notes to condensed financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from Operating activities
Net loss	$(7,703,610)	$(2,033,322)
Adjustments to reconcile net loss to net cash from operations
Non-cash interest expense	-	94
Amortization of debt issuance costs	4,338,543	123,958
Change in operating assets and liabilities:
Trade accounts payable and accrued liabilities	(10,091)	1,139,954
Prepaid expenses	(87,100)	-
Net cash flows from operating activities	$(3,462,258)	$(769,316)

Financing activities:
Payment of deferred offering costs	-	(34,126)
Payments under related party line of credit	(101,000)	-
Payments to related party	(519,475)	(581,262)
Borrowings from related party	132,438	-
Borrowings under related party line of credit	-	487,914
Proceeds from sale of common stock, less offering costs	5,832,973	910,000
Net cash flows provided by financing activities	5,344,936	782,526

Net change in cash	1,882,678	13,210
Cash, beginning of period	1,231	1,419
Cash, end of period	$1,883,909	$14,629
Cash paid for interest	-	-
Supplemental schedule of non-cash financing activities:
Accrued offering expense	$-	$124,126
Issuance of warrants on related party line of credit	-	5,950,000

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Operating, Financing and Investing Activities:

The Company accrued $0.1 million in legal and placement fees related to a $1.0 million private placement offering during the six months ended June 30, 2023, whereby 268,025 shares of common stock were issued.

The Company recorded the fair value of a total of 2,439,025 warrants issued to Bay Shore Trust during the six months ended June 30, 2023 totaling approximately $5.95 million to deferred finance costs

See notes to condensed financial statements

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

Telomir Pharmaceuticals, Inc. (“Telomir” or the “Company”) was formed in August 2021 and is a Florida-based early pre-clinical stage biopharmaceutical company that is developing its product candidate, TELOMIR-1, the first novel small molecule designed to lengthen the DNA’s protective telomere caps. TELOMIR-1 potentially will promote longevity in humans and canine animals by treating age-related conditions. Telomeres, the protective end caps of chromosomes composed of DNA sequences and proteins, naturally shorten as humans age. This shortening is accelerated by metal reactivity, which increases the risk of degenerative and age-related diseases.

As such TELOMIR-1 is undergoing studies to potentially provide a therapeutic intervention against contracting a number of degenerative and age-related diseases. Telomir’s goal is to develop and commercialize TELOMIR-1, proposed to be dosed orally, with the broader aim of promoting longevity and enhancing overall quality of life.

Substantive operations began in late 2022 and the Company’s Investigative New Drug application is anticipated to be filed with the U.S. Food and Drug Administration (“FDA”) in first half of 2025. National phase filings are expected to be made during the first quarter 2025. See Note 3 regarding this patent.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for future periods.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the Company’s 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 29, 2024.

Note 2. Liquidity and capital resources

As of June 30, 2024, the Company had cash of approximately $1.9 million. The Company used approximately $3.5 million of cash in operations during the six months ended June 30, 2024.

Historically, the Company has been primarily engaged in developing TELOMIR-1. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings and an initial public offering. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Note 3. License agreement, related party:

The Company licenses the U.S. patent rights for the use of TELOMIR-1 in human applications from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company established by a significant shareholder of the Company.

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

The agreement also provides that the Company may bring suit in its own name to enforce patent rights. MIRALOGX will control the prosecution of the patent applications for TELOMIR-1. The Company is required to be kept informed by MIRALOGX of patent prosecution activities and may select identified countries for patent protection. The Company is to reimburse MIRALOGX for patent prosecution and maintenance costs.

Note 4. Related party transactions:

Due from related parties- Amounts due from related parties as of both June 30, 2024 and December 31, 2023 totaled $0.13 million. These advances are due on demand and are non-interest bearing.

Due to related parties- During the periods ended June 30, 2024 and December 31, 2023, the Company received working capital advances from companies under common control. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2023, advances in the amount of $1.7 million were converted into 837,841 shares of our common stock at a conversion rate of $2.05 per share resulting in a loss on the conversion of debt of $4.1 million. As of June 30, 2024 and December 31, 2023, $0.14 million and $0.5 million, respectively, advances remained outstanding.

Shared management- Historically, the Company has shared management with related parties on an as-needed basis, to collaborate and pool resources efficiently. For the six months ended June 30, 2024, the Company incurred $0.010 million in costs related to this arrangement which is recorded in general and administrative expenses.

Bay Shore Trust Line of Credit

On June 15, 2023, the Company entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, which was established by a significant shareholder of the Company. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), the Company had the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of the Company’s IPO. The Company’s right to borrow funds under the Bay Shore Note was subject to the absence of a material adverse change in its assets, operations, or prospects. The Bay Share Note, together with accrued interest, was to become due and payable on the second anniversary of the issuance of the note, provided prepayment at any time without penalty. The Bay Shore Note accrued interest at a rate equal 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note was unsecured.

In consideration of the loan facility provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a common stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of common stock at an exercise price of $3.73 per share, which warrant will expire five years after the date of grant. Pursuant to a registration rights agreement, the Company has granted to Bay Shore Trust the right to require the Company, at any time after one year following the Company’s IPO, to register for resale the shares issuable upon the exercise of the warrant, with such registration rights being in the form of demand and “piggyback” registration rights that are subject to customary limitations and restrictions. As of June 30, 2024, these shares have not been registered. Upon issuance, the warrant met the criteria to be classified as equity based on an analysis under Accounting Standards Codification (480) ASC 480, “Distinguishing Liabilities from Equity” and was measured at fair value, resulting in an initial fair value of approximately $5.95 million upon issuance of the warrant, using Black-Scholes valuation techniques.

The borrowings from Bay Shore Trust were paid in full during the three months ended March 31, 2024, and the Company has fully amortized the relating financing costs and future borrowings are no longer available due to the terms of the agreement, specifically the closing of the Company’s IPO, which was made effective on February 13, 2024.

License agreement - See Note 3.

Related Party Travel Costs- On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs (the “Shared Agreement”) with MIRALOGX, LLC, a related party. Under the Shared Agreement, the Company agrees to make monthly contributions or payments in accordance with its use of shared aircraft toward rent payments. During the six months ended June 30, 2024 and June 30, 2023, the Company incurred $0.4 million and $0.7 million, respectively, for travel-related expenses to the related party for rental charges and airplane-related expenses.

Related Party Rental Agreement- see Note 5 for Variable Lease

Note 5. Leases:

The Company’s former corporate headquarters was located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2022 and expired in April 2024. The lease was not renewed.

The Company moved all corporate headquarter related activities in April 2024 to the shared space in Tampa, Florida referenced below within variable lease costs.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor. Variable lease costs related to the aircraft include usage expenses, which includes pilot expenses, jet fuel and general flight expenses.

Beginning August 1, 2023, the Company’s accounting and administrative staff began sharing office space with a related party in Tampa, Florida. As of June 30, 2024, there is no formal agreement, pending a revised lease agreement from the landlord. As such, the Company has agreed to split the cost of the Tampa lease pending an executed lease. During the six months ended June 30, 2024, this variable lease cost related to the Tampa, Florida space totaled $0.012 million which is recorded in general and administrative expenses.

	Six Months ended June 30,
	2024	2023
Lease Costs
Operating lease	$55,667	$3,708
Variable lease costs	332,636	698,600
Total lease cost	$388,303	$702,308

Note 6. Stockholders’ equity:

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

As of June 30, 2024, a cumulative total of 2,824,057 warrants, with exercise prices ranging from $3.73 to $15.42 remain exercisable and outstanding. There were no warrants exercised during the six months ended June 30, 2024.

Underwriter warrants

In connection with the IPO, the Company issued 50,000 warrants to purchase common stock to the IPO underwriter (or its designees) at an exercise price of $7.00 which expire after a four-and-a-half-year period commencing six months after the commencement of sales in the IPO. The warrants will be exercisable at any time and from time to time, in whole or in part, during the four-and-a-half-year period commencing six months after the commencement of sales in the IPO. The warrants provide for registration rights (including a one-time demand registration right and piggyback registration rights that expire 5 years from the commencement of sales of the offering) and customary anti-dilution provisions

Earnings Per Share

During the three and six months ended June 30, 2024 and 2023, outstanding stock warrants of 2,824,057 and 2,774,057, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Note 7 – Subsequent events:

Passing of Dr. Christopher Chapman

On August 8, 2024, the Company was made aware of the passing of its Chairman and Chief Executive Officer, Dr. Christopher Chapman.

Restructuring of the Board of Directors

On August 8, 2024, Ms. Talhia Tuck, Mr. Brad Kroenig and Mr. Hugh McColl, each voluntarily resigned from the Board, effective immediately (the “Board Resignations”). Subsequent thereto, the remaining members of the Board appointed new members of the Board, as discussed below. The resignations of Ms. Tuck, Mr. Kroenig, and Mr. McColl were not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

On August 8, 2024, the remaining members of the Board (Dr. Craig Eagle, M.D. and Michael Jerman) unanimously approved the appointment of Mr. Erez Aminov, Dr. Matthew P. Del Giudice, Mr. Matthew Pratt Whalen and Mr. Ned MacPherson as members of the Board, to fill the vacancies on the Board occasioned by the Board Resignations and the passing of Dr. Chapman, for a term expiring at the Company’s 2024 annual meeting of stockholders.

The following is certain biographical information regarding Dr. Del Giudice and Messrs. Aminov, Whalen and MacPherson:

Erez Aminov, age 46, has served as a director and Chief Executive Officer of MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA), a preclinical-stage pharmaceutical company focused on the development and commercialization of a new molecular synthetic cannabinoid analog for the treatment of adult patients with neuropathic pain as well as anxiety and cognitive decline typically associated with early-stage dementia, since April 2023 and its Chairman since March 2024. In this role, Mr. Aminov leads the development and commercialization of MIRA’s lead candidate. Mr. Aminov’s experience in the biotech consulting sector began in 2021 when he founded Locate Venture Corp. in September 2021.  Locate Venture is a strategy and investment consulting firm focused on advancing and supporting early-stage biotech startups. Prior to founding Locate Venture Corp., from February 2015 to September 2020, Mr. Aminov served as the President of Finds4less Inc., a global distributor of electronics and gaming products. In this role, Mr. Aminov provided strategic oversight and direction for all aspects of the company’s operations, while also spearheading new business development initiatives to capitalize on emerging market opportunities. Mr. Aminov’s more than two decades of experience includes experience with the biotech industry’s particular challenges, including creating strategic alliances and guiding startups toward growth and prosperity. Mr. Aminov earned a B.A. in Accounting from Touro University in New York. We believe that Mr. Aminov is qualified to serve as one of our directors based on his finance and investment experience, particularly with early-stage life sciences companies.

Dr. Matthew P. Del Giudice, age 42, has practiced as a radiologist since 2014. He currently serves as a general overnight emergency radiologist at the Cleveland Clinic. Since March 2024, he has also served as a director of MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA). Prior to joining the Cleveland Clinic, from March 2021 to May 2022, Dr. Del Giudice was a general radiologist with Radiology and Imaging Specialists in Phoenix, Arizona. From July 2015 to February 2021, Dr. Del Giudice was a radiologist with Radiology Partners Phoenix, and from July 2014 to June 2015, he practiced as a musculoskeletal radiologist at the University of Arizona Health Sciences Center – Tucson. Dr. Del Giudice received his B.S. from the University of Illinois at Urbana-Champaign, his M.D. from Loyola University Stritch School of Medicine, completed his radiology residency at Loyola University Medical Center, and his musculoskeletal radiology fellowship at the University of Arizona Health Sciences Center – Tucson. Dr. Del Giudice is licensed to practice medicine in Florida and Ohio. We believe that Dr. Del Giudice is qualified to serve as one of our directors based on his extensive experience as a radiologist.

Matthew Pratt Whalen, CPA, age 45, is a Certified Public Accountant with over two decades of experience in public accounting and corporate finance. Mr. Whalen currently serves as the Chief Financial Officer of Power Digital Marketing Inc., an industry leading digital marketing agency, where he has driven significant revenue growth and led key financial transactions. Specifically, Mr. Whalen oversees the finance team, manages tax and audit relationships, and handles treasury management. Prior to joining Power Digital, from 2010 to May 2021, Mr. Whalen was the Chief Financial Officer of MRC Smart Technology Solutions, a subsidiary of Xerox Corporation where he played a pivotal role in growing the company’s revenue and managed diverse teams across multiple departments. Mr. Whalen holds a B.A. in Accounting from the University of San Diego and is a Certified Public Accountant in California. Mr. Whalen has also served on the Finance Committee of United Way San Diego. We believe that Mr. Whalen is qualified to serve as one of our directors based on his extensive experience in finance and as a Certified Public Accountant.

Ned MacPherson, age 36, currently serves as Chief Growth Officer for Power Digital, an industry leading digital marketing agency. Since March 2024, he has also served as a director of MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA). Prior to joining Power Digital, from May 2016 to December 2023, he served as CEO and Head of Growth for Endrock Growth & Analytics, a company he founded and sold to Power Digital. Prior to founding Endrock Growth & Analytics, Mr. MacPherson held senior marketing and leadership positions at sunglass maker Prive Revaux (March 2018 to April 2020), curated meal company Menud (October 2014 to April 2018) and Rejuvenetics, LLC, a distributor of health and wellness products (December 2012 to March 2016). Mr. Macpherson holds a BA in Economics from Gettysburg College. We believe that Mr. MacPherson is qualified to serve as one of our directors based on his extensive experience assisting growth for early-stage companies.

On August 9, 2024, to fill the vacancies left by the passing of Dr. Chapman, the new Board unanimously approved the appointment of Mr. Aminov as the Company’s Chief Executive Officer and Chairman of the Board. Additionally, the new Board designated the new members of the Audit, Compensation and Nominating and Corporate Governance Committees in conformance with the rules of the Nasdaq Stock Market. Accordingly, the new (i) Audit Committee shall consist of Mr. Jerman (Chairman), Mr. Whalen and Mr. Macpherson, (ii) Compensation Committee shall consist of Dr. Del Giudice (Chairman) and Mr. Macpherson and (iii) Nominating and Corporate Governance Committee shall consist of Mr. Eagle (Chairman) and Dr. Del Giudice.

Employment Agreement with Erez Aminov

Effective August 12, 2024, we entered into an employment agreement with Mr. Aminov, pursuant to which Mr. Aminov will serve as our Chief Executive Officer and Chairman of our Board. Under his employment agreement, Mr. Aminov has agreed to devote reasonable business time and effort to the business and affairs of the Company. Mr. Aminov’s employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Aminov or our company at any time and for any reason. Under the agreement, Mr. Aminov will receive a base salary of $0.275 million per year. In the event that Mr. Aminov’s employment is terminated by our company without “Cause” or is terminated by Mr. Aminov for “Good Reason”, Mr. Aminov will be entitled to (1) be paid an amount equal to Mr. Aminov’s annual base salary, which payment shall be made seventy-five percent (75%) in a lump sum within thirty (30) days following the effective date of the general release of claims (following any revocation period) and twenty-five percent (25%) as salary continuation payments in substantially equal installments over the six (6) months following the release effective date in accordance with the Company’s customary payroll practices commencing on the first payroll date following the release effective date, and (2) receive twelve (12) months’ accelerated vesting of any stock options that are outstanding and unvested as of such termination, such that any outstanding and unvested stock options that would have vested during the twelve- (12) month period following the termination date had Mr. Aminov remained employed in good standing shall become immediately vested and exercisable for a period of three (3) months post-termination (subject to Mr. Aminov executing and delivering a customary general release in favor of the company). “Cause” is defined in the agreement to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Aminov’s compensation or duties and level of responsibility. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Aminov is subject.

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

Background of the Company

We are a pre-clinical-stage pharmaceutical company focused on the development and commercialization of TELOMIR-1, a novel small molecule being developed to lengthen the DNA’s protective telomere caps, potentially promoting longevity in humans and canine animals by treating age-related conditions. Telomeres, the protective end caps of chromosomes composed of DNA sequences and proteins, naturally shorten as humans age. This shortening is accelerated by metal reactivity, which increases the risk of degenerative and age-related diseases

Our goal is to advance the clinical development of TELOMIR-1 in the United States for the treatment of age-related inflammatory conditions and commercialize Telomir-1, proposed to be dosed orally, with the broader aim of promoting longevity and enhancing overall quality of life.

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

Our operating expenses have historically been the costs associated with our initial investment in pre-clinical research and development activities. We expect research and development expenses will increase in the future as we advance TELOMIR-1 into and through clinical trials and pursue regulatory approvals, which will require a significant investment in costs of clinical trials, regulatory support, and contract manufacturing. In addition, we will evaluate opportunities to acquire or in-license additional product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments, as well as added clinical development costs

We had net losses of $7.6 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

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

Results of Operations

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Research and Development Expenses. During the six months ended June 30, 2024, we incurred $1.4 million in research and development expenses, which were primarily related to toxicology studies, pre-clinical research projects and related manufacturing for pre-clinical research projects. We incurred $1.1 million in research and development expenses during the six months ended June 30, 2023, relating to initial payments for toxicology studies and consulting arrangements. Going forward, we expect our research and development expenses to generally remain consistent as incurred in 2024. Research and development expenses represent costs incurred to conduct research and development of our product candidate and consist primarily of contracted pre-clinical research and manufacturing, toxicology, consulting arrangements and other expenses incurred to advance the Company’s research and development activities.

General and Administrative Expenses. We incurred $1.6 million and $0.1 million in general and administrative expenses during the six months ended June 30, 2024 and June 30, 2023, respectively. The increase is primarily due to payroll costs for management and consultants that began after the IPO and were not incurred during the six months ended June 30, 2023. Going forward, we expect our general and administrative expenses to generally remain consistent with amounts incurred in 2024. General and administrative expenses consist of administrative functions, as well as fees paid for legal, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Related Party Travel Costs. We incurred $0.4 and $0.7 million in related party travel costs during the six months ended June 30, 2024 and June 30, 2023, respectively. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The Company will not participate in the use of the airplane after March of 2024 and, pursuant to the terms of the Shared Agreement, will not have any further obligation under the agreement.

Interest expense. We incurred $4.3 million and $0.1 million in interest expenses during the six months ended June 30, 2024 and June 30, 2023, respectively. The 2024 interest expense consists of the amortization of the deferred financing costs on warrants issued in connection with the related party line of credit as disclosed in Note 5 to the condensed financial statements.

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Research and Development Expenses. During the three months ended June 30, 2024, we incurred $0.6 million in research and development expenses, which were primarily related to toxicology studies, pre-clinical research projects and related manufacturing for pre-clinical research projects. We incurred $0.7 million in research and development expenses during the three months ended June 30, 2023, relating to initial payments for toxicology studies and consulting arrangements. Going forward, we expect our research and development expenses to generally remain at consistent levels as incurred in 2024. Research and development expenses represent costs incurred to conduct research and development of our product candidate and consist primarily of contracted pre-clinical research and manufacturing, toxicology, consulting arrangements and other expenses incurred to advance the Company’s research and development activities.

General and Administrative Expenses. We incurred $0.9 million and $0.06 million in general and administrative expenses during the three months ended June 30, 2024 and June 30, 2023, respectively. The increase is primarily due to payroll costs for management and consultants that began upon the IPO and were not incurred during the three months ended June 30, 2023. Going forward, we expect our general and administrative expenses to generally remain at consistent levels as incurred in 2024. General and administrative expenses consist of administrative functions, as well as fees paid for legal, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Related Party Travel Costs. We incurred $0.7 million in related party travel costs during the three months ended June 30, 2023. There was no such expense incurred during the same period ended June 30, 2024. Related party travel costs consisted of a lease and use of an airplane with an entity under common control. The Company will not participate in the use of the airplane after March of 2024 and, pursuant to the terms of the Shared Agreement, will not have any further obligation under the agreement.

Interest income (expense). We earned $0.025 million in interest income during the three months ended June 30, 2024, and incurred $0.1 million in interest expense during the three months ended June 30, 2023. The interest income received in the three months ended June 30, 2024 is primarily related to income earned from money market accounts.

Liquidity and Capital Resources

Sources of Liquidity

Since the Company’s inception in August 2021, we have financed our operations primarily through an unsecured line of credit with a major shareholder and an affiliated company and through a $1.0 million private placement of shares of our common stock that occurred during the first quarter 2023 at $3.73 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023). We intend to finance our clinical development programs and working capital needs from existing cash, potential new sources of debt and equity financing, including the proceeds from our initial public offering that occurred in February of 2024. Further, the Company plans to conduct a raise of capital in the near future to assist in financing working capital needs.

On June 15, 2023, we entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, which was established by a significant shareholder of the Company. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), we had the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of our initial public offering (“IPO”). Future advances are no longer available due to the terms of the agreement, specifically the closing of the Company’s IPO, which was made effective on February 13, 2024. Our right to borrow funds under the Bay Shore Note was subject to the absence of a material adverse change in its assets, operations, or prospects. The Bay Share Note, together with accrued interest, was to become due and payable on the second anniversary of the issuance of the note, provided that prepayment at any time without penalty. The Bay Shore Note accrued interest at a rate equal to 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note was unsecured. As of February 9, 2024, the agreement has been terminated.

Since January 1, 2023, MIRALOGX, an intellectual property development and holding company owned by Bay Shore Trust, established by a significant shareholder of the Company, have advanced funds on behalf of Bay Shore Trust to our company in order to fund operating activities. The total amount advanced and outstanding as of November 30, 2023, was $1.7 million. These advances were converted into 837,841 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share pursuant to a conversion agreement. As of the six months ended June 30, 2024, the total amount outstanding was $0.04 million.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit, which we do not expect to occur in the near future. We had negative cash flow from operations of approximately $3.5 million for the six months ended June 30, 2024. As of June 30, 2024, we had cash and cash equivalents of approximately $1.9 million and an accumulated deficit of approximately $21.7 million.

We currently expect that our cash and cash equivalents, when taking into account the net proceeds of $5.8 million from our initial public offering, will not be sufficient to fund our operations, development plans, and capital expenditures through Q1 2025 without additional financing. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Six Months Ended June30,
	2024	2023
Net cash flows from:
Operating activities	$(3,462,259)	$(893,442)
Financing activities	5,344,938	906,652
Net change in cash	$1,882,678	$13,210

Net Cash Flows from Operating Activities

The cash used in operating activities resulted primarily from our net losses, amortization of debt issuance costs and changes in components of accounts payable and prepaid expenses.

For the six months ended June 30, 2024, operating activities used $3.4 million of cash, primarily due to a net loss of $7.6 million, offset by amortization of debt issuance costs of $4.3 million and a $0.16 million change in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

For the six months ended June 30, 2023, operating activities used $0.9 million of cash, primarily due to a net loss of $2.0 million, offset by a $1 million increase in accounts payable and accrued expenses. Accounts payable and accrued expenses was primarily composed of research and development expenses and consultant costs.

Net Cash Flows from Financing Activities

For the six months ended June 30, 2024, financing activities provided $5.3 million of cash, resulting primarily from $5.8 million in proceeds from sale of common stock, less offering costs, offset by $0.4 million payments to related parties, and $0.1 million of repayments under related party line of credit.

For the six months ended June 30, 2023, financing activities provided $0.9 million of cash, resulting primarily from $1 million in proceeds from sale of common stock, offset by $0.1 million net in related party borrowing and payments

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

During 2024, the Company has designed and implemented new and enhanced controls to strengthen the Company’s internal controls over financial reporting, including hiring additional experienced accounting personnel, among other enhancements. Management believes these enhancements will be sufficient to remediate previously identified material weaknesses. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the Company’s disclosure controls and procedures were effective. Accordingly, based on this assessment, the Certifying Officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting ,other than the above mentioned hiring, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described above.

Limitations on the Effectiveness of Internal Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met. The Company plans to remediate the ineffectiveness of its disclosure controls and procedures through implementation of additional levels of review and personnel with increased technical accounting expertise.

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

● our use of the net proceeds from our initial public offering;

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

●our ability to advance product candidates into, and successfully complete, clinical trials;

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

The net proceeds from the IPO have been used and are expected to be used, primarily to fund our clinical development programs, including our preclinical toxicology studies, CMC activities and our initial IND application. We intend to use the remainder for working capital and general corporate purposes. Since the completion of our IPO, we have used approximately $1.4 million of the net proceeds to fund preclinical toxicology studies and R&D consultants, $1.5 million in general and administrative expenses and $0.9 million to related parties for consulting services, repayment of our outstanding debt payable under our line of credit with Bay Shore Trust and variable lease costs related to the aircraft shared lease expenses as referenced in Note 5 of the financial statements.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Passing of Dr. Christopher Chapman

On August 8, 2024, the Company was made aware of the passing of its Chairman and Chief Executive Officer, Dr. Christopher Chapman.

Restructuring of the Board of Directors

On August 8, 2024, Ms. Talhia Tuck, Mr. Brad Kroenig and Mr. Hugh McColl, each voluntarily resigned from the Board, effective immediately (the “Board Resignations”). Subsequent thereto, the remaining members of the Board appointed new members of the Board, as discussed below. The resignations of Ms. Tuck, Mr. Kroenig, and Mr. McColl were not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

On August 8, 2024, the remaining members of the Board (Dr. Craig Eagle, M.D. and Michael Jerman) unanimously approved the appointment of Mr. Erez Aminov, Dr. Matthew P. Del Giudice, Mr. Matthew Pratt Whalen and Mr. Ned MacPherson as members of the Board, to fill the vacancies on the Board occasioned by the Board Resignations and the passing of Dr. Chapman, for a term expiring at the Company’s 2024 annual meeting of stockholders.

The following is certain biographical information regarding Dr. Del Giudice and Messrs. Aminov, Whalen and MacPherson:

Erez Aminov, age 46, has served as a director and Chief Executive Officer of MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA), a preclinical-stage pharmaceutical company focused on the development and commercialization of a new molecular synthetic cannabinoid analog for the treatment of adult patients with neuropathic pain as well as anxiety and cognitive decline typically associated with early-stage dementia, since April 2023 and its Chairman since March 2024. In this role, Mr. Aminov leads the development and commercialization of MIRA’s lead candidate. Mr. Aminov’s experience in the biotech consulting sector began in 2021 when he founded Locate Venture Corp. in September 2021.  Locate Venture is a strategy and investment consulting firm focused on advancing and supporting early-stage biotech startups. Prior to founding Locate Venture Corp., from February 2015 to September 2020, Mr. Aminov served as the President of Finds4less Inc., a global distributor of electronics and gaming products. In this role, Mr. Aminov provided strategic oversight and direction for all aspects of the company’s operations, while also spearheading new business development initiatives to capitalize on emerging market opportunities. Mr. Aminov’s more than two decades of experience includes experience with the biotech industry’s particular challenges, including creating strategic alliances and guiding startups toward growth and prosperity. Mr. Aminov earned a B.A. in Accounting from Touro University in New York. We believe that Mr. Aminov is qualified to serve as one of our directors based on his finance and investment experience, particularly with early-stage life sciences companies.

Dr. Matthew P. Del Giudice, age 42, has practiced as a radiologist since 2014. He currently serves as a general overnight emergency radiologist at the Cleveland Clinic. Since March 2024, he has also served as a director of MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA). Prior to joining the Cleveland Clinic, from March 2021 to May 2022, Dr. Del Giudice was a general radiologist with Radiology and Imaging Specialists in Phoenix, Arizona. From July 2015 to February 2021, Dr. Del Giudice was a radiologist with Radiology Partners Phoenix, and from July 2014 to June 2015, he practiced as a musculoskeletal radiologist at the University of Arizona Health Sciences Center – Tucson. Dr. Del Giudice received his B.S. from the University of Illinois at Urbana-Champaign, his M.D. from Loyola University Stritch School of Medicine, completed his radiology residency at Loyola University Medical Center, and his musculoskeletal radiology fellowship at the University of Arizona Health Sciences Center – Tucson. Dr. Del Giudice is licensed to practice medicine in Florida and Ohio. We believe that Dr. Del Giudice is qualified to serve as one of our directors based on his extensive experience as a radiologist.

Matthew Pratt Whalen, CPA, age 45,  is a Certified Public Accountant with over two decades of experience in public accounting and corporate finance. Mr. Whalen currently serves as the Chief Financial Officer of Power Digital Marketing Inc., an industry leading digital marketing agency, where he has driven significant revenue growth and led key financial transactions. Specifically, Mr. Whalen oversees the finance team, manages tax and audit relationships, and handles treasury management. Prior to joining Power Digital, from 2010 to May 2021,  Mr. Whalen was the Chief Financial Officer of MRC Smart Technology Solutions, a subsidiary of Xerox Corporation where he played a pivotal role in growing the company’s revenue and managed diverse teams across multiple departments. Mr. Whalen holds a B.A. in Accounting from the University of San Diego and is a Certified Public Accountant in California. Mr. Whalen has also served on the Finance Committee of United Way San Diego. We believe that Mr. Whalen is qualified to serve as one of our directors based on his extensive experience in finance and as a Certified Public Accountant.

Ned MacPherson, age 36, currently serves as Chief Growth Officer for Power Digital, an industry leading digital marketing agency. Since March 2024, he has also served as a director of MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA). Prior to joining Power Digital, from May 2016 to December 2023, he served as CEO and Head of Growth for Endrock Growth & Analytics, a company he founded and sold to Power Digital. Prior to founding Endrock Growth & Analytics, Mr. MacPherson held senior marketing and leadership positions at sunglass maker Prive Revaux (March 2018 to April 2020), curated meal company Menud (October 2014 to April 2018) and Rejuvenetics, LLC, a distributor of health and wellness products (December 2012 to March 2016). Mr. Macpherson holds a BA in Economics from Gettysburg College. We believe that Mr. MacPherson is qualified to serve as one of our directors based on his extensive experience assisting growth for early-stage companies.

On August 9, 2024, to fill the vacancies left by the passing of Dr. Chapman, the new Board unanimously approved the appointment of Mr. Aminov as the Company’s Chief Executive Officer and Chairman of the Board. Additionally, the new Board designated the new members of the Audit, Compensation and Nominating and Corporate Governance Committees in conformance with the rules of the Nasdaq Stock Market. Accordingly, the new (i) Audit Committee shall consist of Mr. Jerman (Chairman), Mr. Whalen and Mr. Macpherson, (ii) Compensation Committee shall consist of Dr. Del Giudice (Chairman) and Mr. Macpherson and (iii) Nominating and Corporate Governance Committee shall consist of Mr. Eagle (Chairman) and Dr. Del Giudice.

Employment Agreement with Erez Aminov

Effective August 12, 2024, we entered into an employment agreement with Mr. Aminov, pursuant to which Mr. Aminov will serve as our Chief Executive Officer and Chairman of our Board. Under his employment agreement, Mr. Aminov has agreed to devote reasonable business time and effort to the business and affairs of the Company. Mr. Aminov’s employment agreement provides that his employment will be on an at-will basis and can be terminated by either Mr. Aminov or our company at any time and for any reason. Under the agreement, Mr. Aminov will receive a base salary of $0.275 million per year. In the event that Mr. Aminov’s employment is terminated by our company without “Cause” or is terminated by Mr. Aminov for “Good Reason”, Mr. Aminov will be entitled to (1) be paid an amount equal to Mr. Aminov’s annual base salary, which payment shall be made seventy-five percent (75%) in a lump sum within thirty (30) days following the effective date of the general release of claims (following any revocation period) and twenty-five percent (25%) as salary continuation payments in substantially equal installments over the six (6) months following the release effective date in accordance with our customary payroll practices commencing on the first payroll date following the release effective date, and (2) receive twelve (12) months’ accelerated vesting of any stock options that are outstanding and unvested as of such termination, such that any outstanding and unvested stock options that would have vested during the twelve- (12) month period following the termination date had Mr. Aminov remained employed in good standing shall become immediately vested and exercisable for a period of three (3) months post-termination (subject to Mr. Aminov executing and delivering a customary general release in favor of the company). “Cause” is defined in the agreement to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Mr. Aminov’s compensation or duties and level of responsibility. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Mr. Aminov is subject

Item 6. Exhibits.

Number	Description

10.1	Employment Agreement between the Company and Erez Aminov, dated August 12, 2024.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Employment Agreement by and between the Company and Michelle Yanez, dated June 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 24, 2024)
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

TELOMIR PHARMACEUTICALS, INC.

Date: August 13, 2024	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Michelle Yanez
Michelle Yanez
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

