Form 10-Q
period 2024-09-30
Telomir Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 001-41952

Telomir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	87-2606031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 SE 2nd St. Ste 2000 #1009 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2024, there were 29,609,814 shares of company common stock issued and outstanding.

TELOMIR PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q

TELOMIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$834,638	$1,231
Deferred offering costs	-	303,281
Prepaid expenses	77,347	713
Due from related parties	130,000	130,000
Total current assets	1,041,985	435,225

Deferred financing costs	-	4,338,543

Total assets	$1,041,985	$4,773,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$506,479	$707,187
Due to related parties	93,432	527,377
Related party line of credit	-	101,000
Total current liabilities	599,911	1,335,564

Total liabilities	599,911	1,335,564

Stockholders’ equity
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 29,609,814 and 28,609,814 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	28,140,559	17,502,346
Accumulated deficit	(27,698,485)	(14,064,142)
Total stockholders’ equity	442,074	3,438,204
Total liabilities and stockholders’ equity	$1,041,985	$4,773,768

See notes to condensed financial statements.

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$-	$-	$-	$-

Operating costs:
General and administrative expenses	5,378,744	102,191	6,999,981	204,902
Related party travel costs	-	589,400	370,500	1,288,000
Research and development expenses	627,434	262,562	1,966,258	1,370,522
Total operating costs	6,006,178	954,153	9,336,739	2,863,424

Other income (expense):
Interest income	15,445	-	40,939	-
Interest expense	-	(757,173)	(4,338,543)	(881,225)
Total other income (expense)	15,445	(757,173)	(4,297,604)	(881,225)
Net loss	$(5,990,733)	$(1,711,326)	$(13,634,343)	$(3,744,649)
Basic and diluted loss per share	$(0.20)	$(0.06)	$(0.46)	$(0.14)
Weighted average common stock shares outstanding	29,609,814	27,097,294	29,498,703	27,373,844

See notes to condensed financial statements.

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	29,609,814	$-	$23,335,319	$(21,707,752)	$1,627,567
Net loss	-	-	-	(5,990,733)	(5,990,733)
Stock compensation	-	-	4,805,240	-	4,805,240
Balances, September 30, 2024	29,609,814	$-	$28,140,559	$(27,698,485)	$442,074

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2023	27,097,294	$-	$6,915,000	$(3,025,600)	$3,889,400
Net loss	-	-	-	(1,711,326)	(1,711,326)
Balances, September 30, 2023	27,097,294	$-	$6,915,000	$(4,736,926)	$2,178,074

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	28,609,814	$-	$17,502,346	$(14,064,142)	$3,438,204
Issuance of common stock at IPO, net	1,000,000	-	5,832,973	-	5,832,973
Net loss	-	-	-	(13,634,343)	(13,634,343)
Stock compensation	-	-	4,805,240	-	4,805,240
Balances, September 30, 2024	29,609,814	$-	$28,140,559	$(27,698,485)	$442,074

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	26,829,269	$-	$55,000	$(992,277)	$(937,278)
Issuance of common stock, net	268,025	-	910,000	-	910,000
Issuance of Warrants	-	-	5,950,000	-	5,950,000
Net loss	-	-	-	(3,744,649)	(3,744,649)
Balances, September 30, 2023	27,097,294	$-	$6,915,000	$(4,736,926)	$2,178,074

See notes to condensed financial statements.

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from Operating activities
Net loss	$(13,634,343)	$(3,744,649)
Adjustments to reconcile net loss to net cash from operations
Non-cash interest expense	-	13,517
Stock-based compensation expense	4,805,240	-
Amortization of debt issuance costs	4,338,543	867,708
Change in operating assets and liabilities:
Trade accounts payable and accrued liabilities	102,574	91,806
Prepaid expenses	(76,634)	(963)
Net cash flows from operating activities	$(4,464,620)	$(2,772,581)

Financing activities:
Payment of deferred offering costs	-	(55,583)
Payments under related party line of credit	(101,000)	(130,000)
Proceeds from (payments to) due to/from related party	(433,946)	711,283
Borrowings under related party line of credit	-	1,337,914
Proceeds from sale of common stock	5,832,973	910,000
Net cash flows from financing activities	5,298,027	2,773,614

Net change in cash	833,407	1,033
Cash, beginning of period	1,231	1,419
Cash, end of period	$834,638	$2,452
Cash paid for interest	-	-
Supplemental schedule of non-cash financing activities:
Accrued offering expense	$-	$124,126
Issuance of warrants on related party line of credit	-	5,950,000

See notes to condensed financial statements.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

Telomir Pharmaceuticals, Inc. (“Telomir” or the “Company”) was formed in August 2021 and is a Florida incorporated early pre-clinical stage biopharmaceutical company that is developing its licensed product candidate, TELOMIR-1, the first novel small molecule designed to lengthen the DNA’s protective telomere caps, thereby promoting longevity in humans and canine animals by treating age-related conditions. Telomeres, the protective end caps of chromosomes composed of DNA sequences and proteins, naturally shorten as humans age. This shortening is accelerated by metal reactivity, which increases the risk of degenerative and age-related diseases.

As such, TELOMIR-1 is undergoing studies to provide a therapeutic intervention against contracting a number of degenerative and age-related diseases. Telomir’s goal is to develop and commercialize TELOMIR-1, proposed to be dosed orally, with the broader aim of promoting longevity and enhancing overall quality of life.

Substantive operations began in late 2022 and the Company’s initial Investigative New Drug (“IND”) application is anticipated to be filed with the U.S. Food and Drug Administration (“FDA”) in the second half of 2025. National phase filings are expected to be made during the third quarter 2025.

As used herein, the Company’s common stock, no par value per share, is referred to as the “Common Stock” and the Company’s preferred stock, no par value per share, is referred to as the “Preferred Stock”.

Basis of Accounting

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the periods presented have been included. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for future periods.

Initial Public Offering

On February 13, 2024, the Company closed its initial public offering (the “IPO”) consisting of 1,000,000 shares of Common Stock at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $1.2 million, the net proceeds to the Company were $5.8 million. The Common Stock began trading on The Nasdaq Capital Market on February 9, 2024 under the symbol “TELO”.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the Company’s 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 29, 2024, with the exception of stock compensation as discussed below.

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

Note 2. Liquidity and capital resources

As of September 30, 2024, the Company had cash of approximately $0.8 million. The Company used approximately $4.5 million of cash in operations during the nine months ended September 30, 2024.

Historically, the Company has been primarily engaged in developing TELOMIR-1. During these activities, the Company has sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near and also over the long term. Since inception, the Company has financed its operations through an initial public offering, related party financings and a private financing. During the nine months ended September 30, 2024, the Company secured a $5 million line of credit from the Starwood Trust, a trust related to the Company’s majority shareholder (see Note 4). Although additional sources of financing may be sought by the Company, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

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

The Company licenses the U.S. patent rights for the use of TELOMIR-1 in human applications from MIRALOGX, LLC (“MIRALOGX”), a related party intellectual property development and holding company owned by the Bay Shore Trust, a trust established by the Company’s founder for the benefit of the founder’s family, which such trust is also currently the majority shareholder of the Company (“Bay Shore Trust”).

On August 11, 2023, (the “Effective Date”), the Company and MIRALOGX entered into an Amended and Restated Exclusive License Agreement (the “Initial MIRALOGX License Agreement”), under which the Company has the exclusive perpetual right and license to TELOMIR-1 patent rights to make, have made, use, and sell “Licensed Products” (as defined in the Initial MIRALOGX License Agreement) in the U.S. for human uses and preclinical studies and activities of any kind conducted in furtherance of obtaining regulatory approval or commercialization for human uses.

On November 10, 2023, the Company and MIRALOGX entered into the Amendment No. 1 to the Initial MIRALOGX License Agreement, pursuant to which the field of use relating to the license was amended to include therapeutic treatments and other medical or health uses in animals, in addition to humans, and related preclinical studies and activities conducted in furtherance of obtaining regulatory approval for and commercialization of veterinary, in addition to human, therapeutic treatments and uses (such amendment, together with the Initial MIRALOGX License Agreement, the “MIRALOGX License Agreement”). The Company has the right to grant corresponding sublicenses under the licensed patent rights. The MIRALOGX License Agreement provides for the payment to MIRALOGX of an 8% royalty (payable quarterly) on the Company’s net sales of Licensed Products, as defined, by the Company or its sublicensees and on non-royalty bearing milestone revenue. There are no up-front, execution, or milestone payments in the MIRALOGX License Agreement. Further, no payments have been made to date under the agreement.

The term of the MIRALOGX License Agreement will continue through the date of the expiration of the last-to-expire licensed patent or, if later, the date of the expiration of the last strategic partnership/sublicensing agreement covering the licensed products. The patent rights are expected to extend through 2043, assuming patents are issued by the U.S Patent and Trademark Office, and additional patent terms may be awarded, including additional patent terms based on the time taken for regulatory review of drug products.

The MIRALOGX License Agreement also provides that the Company may bring suit in its own name to enforce patent rights. However, MIRALOGX will control the prosecution of the patent applications for TELOMIR-1. The Company is required to be kept informed by MIRALOGX of patent prosecution activities and may select identified countries for patent protection. The Company is to reimburse MIRALOGX for patent prosecution and maintenance costs.

Note 4. Related party transactions:

Due from related parties-

Amounts due from related parties as of both September 30, 2024 and December 31, 2023 totaled $0.13 million. These advances are due on demand and are non-interest bearing.

Due to related parties-

During the periods ended September 30, 2024 and December 31, 2023, the Company received working capital advances from companies under common control. These advances are due on demand and are non-interest bearing. During the fiscal year ended December 31, 2023, advances in the amount of $1.7 million were converted into 837,841 shares of Common Stock at a conversion rate of $2.05 per share resulting in a loss on the conversion of debt of $4.1 million. As of September 30, 2024 and December 31, 2023, $0.1 million and $0.5 million, respectively, advances remained outstanding.

Shared management-

Historically, the Company has shared management with related parties on an as-needed basis, to collaborate and pool resources efficiently. For the nine months ended September 30, 2024, the Company incurred $0.04 million in costs related to this arrangement which is recorded in general and administrative expenses. As of September 30, 2024, the Company no longer expects to share management with related parties on an as-needed basis.

Bay Shore Trust Line of Credit-

On June 15, 2023, the Company entered into a Promissory Note and Loan Agreement (the “Bay Shore Note”) with Bay Shore Trust. Under the Bay Shore Note, the Company had the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of the IPO. The Company’s right to borrow funds under the Bay Shore Note was subject to the absence of a material adverse change in its assets, operations, or prospects. The Bay Shore Note, together with accrued interest, was to become due and payable on the second anniversary of the issuance of the note, and allowed prepayment of the note at any time without penalty. The Bay Shore Note accrued interest at a rate equal 7% per annum, simple interest, during the first year that the note was outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note was unsecured.

In consideration of the Bay Shore Note, the Company issued to the Bay Shore Trust a Common Stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of Common Stock at an exercise price of $3.73 per share, and such warrant will expire five years after the date of grant. Pursuant to a registration rights agreement, the Company has granted to Bay Shore Trust the right to require the Company, at any time after one year following the IPO, to register for resale the shares issuable upon the exercise of the warrant, with such registration rights being in the form of demand and “piggyback” registration rights that are subject to customary limitations and restrictions. As of September 30, 2024, these shares have been registered for resale. Upon issuance, the warrant met the criteria to be classified as equity based on an analysis under Accounting Standards Codification (480) ASC 480, “Distinguishing Liabilities from Equity” and was measured at fair value, resulting in an initial fair value of approximately $5.95 million upon issuance of the warrant, using Black-Scholes valuation techniques.

The borrowings from Bay Shore Trust were paid in full during the three months ended March 31, 2024, and the Company has fully amortized the relating financing costs and future borrowings are no longer available due to the terms of the agreement, specifically the closing of the IPO, which occurred on February 13, 2024.

Starwood Trust Line of Credit-

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder for the benefit of the founder’s family. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of September 30, 2024, the Company has not borrowed any amounts under the Starwood Note.

Related Party Travel Costs-

On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs (the “Shared Agreement”) with MIRALOGX, a related party. Under the Shared Agreement, the Company agrees to make monthly contributions or payments in accordance with its use of shared aircraft toward rent payments. During the nine months ended September 30, 2024 and September 30, 2023, the Company incurred $0.4 million and $1.2 million, respectively, for travel-related expenses to MIRALOGX for rental charges and airplane-related expenses. The Company will not participate in the use of the MIRALOGX airplane after March of 2024 and, pursuant to the terms of the Shared Agreement, has no further obligation under the Shared Agreement.

MIRALOGX License Agreement – (See Note 3).

Related Party Rental Agreement- (See Note 5).

Note 5. Leases:

The Company’s former corporate headquarters was located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2022 and expired in April 2024. The lease was not renewed.

The Company moved all corporate related activities in April 2024 to the shared space in Tampa, Florida referenced below with variable lease costs. In September 2024, the Company decided to no longer utilize the shared space and moved to a virtual office model and does not have a physical office space.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor. Variable lease costs related to the aircraft include usage expenses, which includes pilot expenses, jet fuel and general flight expenses.

Beginning August 1, 2023, the Company’s accounting and administrative staff began sharing office space with a related party. During the nine months ended September 30, 2024, this variable lease cost related to the Tampa, Florida space totaled $0.02 million and included in general and administrative expenses.

	Nine Months ended September 30,
	2024	2023
Lease Costs
Operating lease	$55,667	$7,416
Variable lease costs	337,111	1,292,545
Total lease cost	$392,778	$1,299,961

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

As of September 30, 2024, a cumulative total of 2,824,057 warrants, with exercise prices ranging from $3.73 to $15.42 remain exercisable and outstanding. There were no warrants exercised during the nine months ended September 30,2024.

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

Stock-based compensation

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected price volatility is based on the historical volatilities of a peer group as the Company does not have a multi-year trading history for its shares. Industry peers consist of several public companies in the biotech industry similar to the Company in size, stage of life cycle and product indications. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the 5-year U.S. Treasury yield curve in effect at the time of grant. The Company recognizes forfeitures as they occur.

During the nine months ended September 30, 2024, a total of 2,370,170 options to purchase Common Stock, with an aggregate fair market value of approximately $9.1 million were granted to the members of the Company’s Board of Directors, executive officers, employees and consultants of the Company. The options have an exercise price of $5.02, a term of 10 years from the grant date, and vest over various terms ranging from immediate vesting upon grant to the second anniversary of the grant date.

The following is option activity during the nine months ended September 30, 2024.

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding as January 1, 2024	-	$-	$-
Options granted	2,370,170	5.02	-
Forfeitures	-	-	-
Outstanding as September 30, 2024	2,370,170	$5.02	$-

As of September 30, 2024, options exercisable totaled 1,046,335. There are approximately $4.3 million of unrecognized compensation costs related to non-vested share-based compensation awards, which will be expensed through 2026.

Key assumptions used to value stock options during the nine months ended September 30, 2024, are as follows:

Expected volatility	88.8%-90.1%
Risk-free interest rate	3.7%
Exercise price	$5.02
Expected term (in years)	5.1 to 6.2 years
Dividend yield	-

Earnings Per Share

During the three and nine months ended September 30, 2024 and 2023, outstanding stock options and warrants of 5,194,227 and 2,774,057, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

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

We had net losses of $13.6 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in timely development and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

Critical Accounting Policies

See Note 1 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Research and Development Expenses. During the nine months ended September 30, 2024, we incurred $1.9 million in research and development expenses, which were primarily related to toxicology studies, pre-clinical research projects and related manufacturing for pre-clinical research projects. We incurred $1.4 million in research and development expenses during the nine months ended September 30, 2023, relating to initial payments for toxicology studies and consulting arrangements. Research and development expenses represent costs incurred to conduct research and development of our product candidate and consist primarily of contracted pre-clinical research and manufacturing, toxicology, consulting arrangements and other expenses incurred to advance the Company’s research and development activities.

General and Administrative Expenses. We incurred $7.0 million and $0.2 million in general and administrative expenses during the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase is primarily due to payroll costs for management and consultants that began after the IPO and were not incurred during the nine months ended September 30, 2023. Additionally, the Company granted stock options in August 2024 to employees totaling approximately $4.8 million. General and administrative expenses consist of expenses paid in connection with administrative functions, as well as fees paid for legal, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs.

Related Party Travel Costs. We incurred $0.4 million and $1.3 million in related party travel costs during the nine months ended September 30, 2024 and September 30, 2023, respectively. Related party travel costs consisted of a lease and use of an airplane with MIRALOGX, an entity under common control with us. We will not participate in the use of the MIRALOGX airplane after March of 2024 and, pursuant to the terms of our agreement with MIRALOGX related to this matter, will not have any further obligation under the agreement.

Interest expense, net. We incurred $4.3 and $0.9 million in interest expense, net during the nine months ended September 30, 2024 and September 30, 2023, respectively. The 2024 interest expense consists of the amortization of the deferred financing costs on warrants issued in connection with the related party line of credit as disclosed in Note 5 to the accompanying condensed financial statements.

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Research and Development Expenses. During the three months ended September 30, 2024, we incurred $0.6 million in research and development expenses, which were primarily related to toxicology studies, pre-clinical research projects and related manufacturing for pre-clinical research projects. We incurred $0.3 million in research and development expenses during the three months ended September 30, 2023, relating to initial payments for toxicology studies and consulting arrangements. Research and development expenses represent costs incurred to conduct research and development of our product candidate and consist primarily of contracted pre-clinical research and manufacturing, toxicology, consulting arrangements and other expenses incurred to advance the Company’s research and development activities.

General and Administrative Expenses. We incurred $5.3 million and $0.1 million in general and administrative expenses during the three months ended September 30, 2024 and September 30, 2023, respectively. The increase is primarily due to payroll costs for management and consultants that began upon the IPO and were not incurred during the three months ended September 30, 2023. Additionally, the Company granted stock options in August 2024 to employees totaling approximately $4.8 million. General and administrative expenses consist of administrative functions, as well as fees paid for legal and consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Related Party Travel Costs. We incurred $0.6 million in related party travel costs during the three months ended September 30, 2023. There was no such expense incurred during the same period ended September 30, 2024. Related party travel costs consisted of a lease and use of an airplane with MIRALOGX, an entity under common control with us. We will not participate in the use of the MIRALOGX airplane after March of 2024 and, pursuant to the terms of our agreement with MIRALOGX related to this matter, will not have any further obligation under the agreement.

Interest income (expense). We earned $0.02 million in interest income during the three months ended September 30, 2024 and incurred $0.8 million in interest expense during the three months ended September 30, 2023. The interest income in the three months ended September 30, 2024 is primarily related to interest earned from money market account.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of approximately $0.8 million. We used approximately $4.5 million of cash in operations during the nine months ended September 30, 2024.

Historically, we have been primarily engaged in developing TELOMIR-1. During these activities, we have sustained substantial losses. We have incurred net losses of $13.6 million for the nine months ended September 30, 2024, of which $7 million was attributable to general and administrative expenses, Since inception, we have financed its operations through an initial public offering, related party financings and a private financing. During the nine months ended September 30, 2024, we secured $5 million in additional funding pursuant to the Starwood Note (see Note 4 to the accompanying financial statements). Based on current projections, we do not have sufficient cash and cash equivalents as of the date of this report to support our operations for at least the 12 months following the date that the financial statements are issued. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that the financial statements are issued.

Our ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on our ability to obtain significant additional external funding in the near term. Although, additional sources of financing may be sought by us, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that the financial statements are issued.

Sources of Liquidity

Since our inception in August 2021, we have financed our operations primarily through proceeds from our initial public offering that occurred in February of 2024, an unsecured line of credit with the Bay Shore Trust, our majority shareholder, and through a $1.0 million private placement of shares of our Common Stock that occurred during the first quarter 2023 at $3.73 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023). We intend to finance our clinical development programs and working capital needs from existing cash and potential new sources of debt and equity financing. Further, we plan to conduct a raise of capital in the near future to assist in financing working capital needs.

On September 24, 2024 we entered into an unsecured Promissory Note and Loan Agreement with the Starwood Trust, a separate trust which was established by our founder for the benefit of his family. Under this Promissory Note and Loan Agreement (the “Starwood Note”), we have the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. Our right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, and provides for prepayment at any time without penalty. The Starwood Note accrues interest at a rate equal of 7% per annum, simple interest.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit, which we do not expect to occur in the near future. We had negative cash flow from operations of approximately $4.5 million for the nine months ended September 30, 2024. As of September 30, 2024, we had cash and cash equivalents of approximately $0.8 million and an accumulated deficit of approximately $27.7 million.

We currently expect that our cash and cash equivalents, when taking into account the net proceeds of $5.8 million from our initial public offering and potential advances from the Starwood Note, will not be sufficient to fund our operations, development plans, and capital expenditures through the third quarter of 2025 without additional financing. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash flows from:
Operating activities	$(4,464,620)	$(2,772,581)
Financing activities	5,298,027	2,773,614
Net change in cash	$833,407	$1,033

Net Cash Flows from Operating Activities

The cash used in operating activities resulted primarily from our net losses, amortization of debt issuance costs, stock compensation expense and changes in components of accounts payable and prepaid expenses.

For the nine months ended September 30, 2024, operating activities used $4.5 million of cash, primarily due to a net loss of $13.6 million, offset by amortization of debt issuance costs of $4.3 million, stock compensation expense of $4.8 million and a $0.01 million change in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

For the nine months ended September 30, 2023, operating activities used $2.7 million of cash, primarily due to a net loss of $3.7 million, offset by amortization of debt issuance costs of $0.9 million and $0.1 million increase in accounts payable and accrued expenses. Accounts payable and accrued expenses was primarily composed of research and development expenses and consultant costs.

Net Cash Flows from Financing Activities

For the nine months ended September 30, 2024, financing activities provided $5.3 million of cash, resulting primarily from $5.8 million in proceeds from sale of Common Stock, net of offering costs, offset by $0.4 million payments to related parties, and $0.1 million of repayments under the related party line of credit.

For the nine months ended September 30, 2023, financing activities provided $2.8 million of cash, resulting primarily from $1 million in proceeds from sale of Common Stock, $1.3 million in borrowing from related party line of credit, and $0.7 million in borrowings from related parties, offset by $0.2 million net in related party borrowings and payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information under this item per Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Certifying Officers have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met. Management is in the process of implementing plans to remediate the ineffectiveness of its disclosure controls and procedures through enhancements to its internal control environment as more fully described below.

Changes in Internal Control over Financial Reporting

During 2024, we designed and implemented new and enhanced controls to strengthen our internal controls over financial reporting, including hiring additional experienced accounting personnel, among other enhancements. Management believes these enhancements will be sufficient to remediate previously identified material weaknesses. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the Company’s disclosure controls and procedures were effective.

Other than as described above, there were no additional changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

● our use of the net proceeds from our initial public offering and other financings;

● our ability to obtain and maintain regulatory approval of our product candidates;

● our ability to successfully commercialize and market our product candidates, if approved;

● our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately under such contract;

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

● our future expenses, capital requirements, need for additional financing, and the period over which we believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements;

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties. These risks are more fully disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, any one of which could cause our actual results to vary materially from recent results or our anticipated future results, and also include the following risks.

We expect to rely on third parties to conduct our pre-clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements or our pre-clinical protocols.

We currently rely on third-party contract research organizations (“CROs”) to conduct our pre-clinical trials, as we currently do not plan to independently conduct pre-clinical trials of any of our product candidates. Our agreements with these CROs, and other third parties might terminate for a variety of reasons, including a failure to perform by the third parties to such agreements. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing pre-clinical trial, we might experience delays in our pre-clinical development activities.

Geopolitical events and global economic conditions, such as the Israel-Hamas war may impact the third parties that we engage to supply materials or manufacture any products for our preclinical tests and clinical trials, which increases the risk of potential delay of development efforts, as applicable.

If the third parties that we engage to supply any materials or manufacture any products for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of global economic conditions, including the Hamas-Israel war, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, as applicable, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product, or the substances used to manufacture them, it will be more difficult for us to develop our product, and compete effectively.

Our current and anticipated dependence upon third-party suppliers may adversely affect our ability to develop our product and product candidates, and could delay our clinical trials and development programs as well as affect our marketing and commercialization efforts. In addition, such dependence may increase our costs and expenses, and may otherwise harm our operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2024, the Company closed its IPO consisting of 1,000,000 shares at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $1.2 million, the net proceeds to the Company was $5.8 million. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our Common Stock or to any of our affiliates.

The shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-275534), originally filed with the SEC on November 14, 2023 (the “Registration Statement”) and the final quarterly report filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Commission on February 8, 2024. The Common Stock began trading on The Nasdaq Capital Market on February 9, 2024 under the symbol “TELO”. The closing of the IPO occurred on February 13, 2024.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

3.1	Second Amended and Restated Articles of Incorporation of Telomir Pharmaceuticals, Inc. (1)
3.2	Amended and Restated Bylaws of Telomir Pharmaceuticals, Inc. (1)
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: November 12, 2024	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Michelle Yanez
Michelle Yanez
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

