Form 10-K
period 2024-12-31
Telomir Pharmaceuticals, Inc.
filed 2025-02-04
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission file number 001-31361

Telomir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	87-2606031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 SE 2nd St, Suite 200 #1009, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 786-396-6723

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, no par value	TELO	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024, was $113.3 million based on the closing sale price of the company’s common stock on such date of $4.81 per share, as reported by the NASDAQ Capital Market

As of February 4, 2025, there were 29,762,671 shares of company common stock issued and outstanding.

Telomir Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2024

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “TELO,” the “Company,” “we,” “us” and “our” or similar terms refer to Telomir Pharmaceuticals, Inc., a Florida corporation.

From time to time, we may use our website, our Facebook page at https://www.facebook.com/people/Telomir-Pharmaceuticals-Inc/100087267737318/#, our Twitter at https://x.com/TelomirPharma, and on our LinkedIn account at https://www.linkedin.com/company/telomir-pharmaceuticals-inc/posts/?feedView=all to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.telomirpharma.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Annual Report.

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

Given the risks and uncertainties set forth in this Annual Report, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

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

PART I

ITEM 1. Description of Business

Overview

Telomir-1 is a novel oral small molecule metal ion regulator designed to extend telomere caps, maintain cellular balance, and combat oxidative stress, a key driver of aging and disease progression. By modulating essential metal ions such as iron, and copper, Telomir-1 may help protect against age-related conditions, including Progeria (a rare genetic disorder that causes rapid aging in children), Wilson’s disease (a genetic disorder leading to toxic copper buildup in the body), and Age-related Macular Degeneration (AMD), as well as Type 2 Diabetes, cancer, and Alzheimer’s disease.

Oxidative stress also plays a critical role in the propagation and severity of viral infections like bird flu, where the virus triggers an imbalance between increased production of reactive oxygen species (ROS) and reduced antioxidant host responses that leads to increased redox stress, a process which ultimately excessive weakens immune defenses, increases inflammation, and enables enhanced viral replication. By reversing oxidative stress, Telomir-1 may help strengthen immune resilience and reduce disease severity, offering broad therapeutic potential across both age-related and infectious diseases.

Telomeres are repetitive DNA sequences at the end of chromosomes that protect the chromosomes from becoming frayed or tangled. Each time a cell divides, the telomeres become slightly shorter, and eventually they become so short that the cell can no longer divide, with the result being that the cell dies. Effectively, telomeres protect the ends of our chromosomes by forming a cap, much like the plastic tip on shoelaces, thereby allowing the chromosome to be replaced properly during cell division. If demonstrated by future clinical trials and approved by the U.S. Food and Drug Administration, or FDA, we believe Telomir-1 may protect variable cells by elongating and stimulating the telomeres to sustain self-renewal and longevity.

Based on our preclinical studies, we have gathered experimental evidence suggesting that Telomir-1 may act as a regulator of essential metal ions such as iron, zinc, and copper. While these trace elements are critical for various physiological functions, imbalances—whether due to excess or deficiency—can drive oxidative stress, leading to cellular damage, telomere shortening, and accelerated aging. This oxidative burden is also linked to age-related conditions and certain cancers.

We believe Telomir-1 has the potential to protect cells in situ by mitigating metal overload, particularly of iron and copper, which are known to accelerate oxidative stress and contribute to telomere attrition. By modulating ion levels and reducing oxidative damage, Telomir-1 may help preserve telomere integrity, restore cellular homeostasis, and enhance overall cell resilience, potentially slowing down age-related degeneration. Additionally, by reversing oxidative stress, Telomir-1 may help mitigate the severity of viral infections such as bird flu by strengthening cellular defense mechanisms and improving immune system function, potentially reducing disease progression and severity.

Our focus is on addressing the effects of iron and copper overload while emphasizing the protective role of zinc. Excess iron can cause serious health problems, such as liver fibrosis, liver failure, heart issues, and endocrine dysfunction. It is also linked to type 2 diabetes mellitus (T2DM), as it disrupts insulin secretion, increases insulin resistance, and affects glucose production in the liver. In the retina, iron buildup leads to oxidative stress and damage, contributing to Age-related Macular Degeneration (AMD).

Copper, while essential for many physiological processes, becomes harmful when present in excess. High levels of copper increase oxidative stress, damage retinal cells, and disrupt mitochondrial energy production, which can result in cell death and tissue degeneration. Copper overload is particularly significant in Wilson’s disease, a rare genetic disorder that causes toxic copper accumulation in vital organs like the liver and brain, leading to severe health complications.

In contrast, zinc plays a protective role by reducing oxidative stress, regulating iron and copper levels, and restoring balance in cases of imbalance or deficiency. This highlights zinc’s critical role in maintaining physiological health and equilibrium.

Our objective is to investigate the molecular mechanisms of action of Telomir-1 through various biochemical methods. Additionally, we utilize a range of animal models to evaluate the drug’s therapeutic potential and activity. As our research advances and our understanding deepens, we may consider exploring alternative indications or adjusting our focus based on emerging insights or evolving circumstances.

Telomir-1 is currently undergoing preclinical investigation, with the goal of submitting an Investigational New Drug (IND) application and an Investigational New Animal Drug (INAD) application to the FDA. If accepted, these submissions would enable progression to human and animal clinical trials. Our research focuses on Telomir-1’s potential to interrupt, regulate, and prevent inflammatory pathways and enzymatic intracellular processes responsible for cellular metal imbalances. Preliminary studies suggest that Telomir-1 may achieve these outcomes by selectively binding to and exchanging between metal ions in a form- and dose-dependent manner, slowing enzyme reactivity, and preserving cellular functions. If clinical trials demonstrate its efficacy and it gains FDA and other regulatory approvals, we believe Telomir-1 could serve as a non-toxic, orally administered ion-overload regulator with the potential to balance enzyme and pathway overactivity caused by excessive metal reactivity.

To date, we have completed multiple preclinical studies on Telomir-1, including those demonstrating that Telomir-1 is non-mutagenic and possesses strong biological and metal-binding properties (Graphic 1). Using advanced “in silico modeling,” driven by artificial intelligence to predict a compound’s therapeutic potential, chemical and biological activity, and toxicity, we continue to uncover evidence supporting Telomir-1’s potential to address metal-overload conditions. Additionally, recent independent in vitro studies have confirmed that Telomir-1 exhibits strong binding affinities for copper and iron, with reduced binding affinity for zinc.

Graphic 1: Telomir-1 is capable binding to several metal ions

We collaborate with third-party organizations to conduct research and advance development efforts. One such partner, InSilico Trials, utilizes in silico digital simulations to support drug development through computational modeling. These techniques allow us to efficiently predict the safety and efficacy of potential compounds, reducing the need for extensive clinical trials. Additionally, we work with Recipharm and Smart Assays to assess Telomir-1’s binding properties and investigate ion competition and exchange under varying conditions, further refining its therapeutic potential.

An example of these findings is illustrated in the Graphic 2 below, created in collaboration with Smart Assays Biotechnologies Ltd. The figure depicts the concentration of free iron (Fe²⁺) in the presence of Telomir-1 (T1) and various ions. When Telomir-1 is introduced, the concentration of free iron decreases (indicated by the shift from the blue point to the orange point). This is direct evidence for the binding of iron to T1, reducing its free ion concertation in the solution. However, the addition of copper (Cu²⁺) at varying concentrations leads to an exchange between bound iron and copper, resulting in the release of previously bound iron and restoration of free iron levels in solution. This is evidenced by an increase in free iron concentration, corresponding to the amount of copper added. In contrast, zinc does not induce an exchange effect on the binding of iron to Telomir-1, indicating a lower affinity of Zinc to Telomir-1.

Graphic 2: Ionic exchange between iron and copper or zinc

Wilson’s disease

Wilson’s disease is a rare genetic disorder affecting approximately 1 in 30,000 individuals worldwide. It is caused by mutations in the ATP7B gene, which disrupt the body’s ability to regulate copper metabolism. This results in toxic copper accumulation, particularly in the liver and brain, leading to severe complications such as liver failure, neurological damage, and psychiatric disorders. Without treatment, Wilson’s disease is fatal.

Current treatments, including chelating agents (e.g., penicillamine and trientine) and zinc therapy, focus on reducing copper levels but have notable limitations:

●	Chelating agents can cause significant side effects, such as kidney damage, bone marrow suppression, and gastrointestinal issues, and require lifelong adherence, which can be burdensome for patients.
●	Zinc therapy reduces copper absorption in the gut but may lead to side effects such as anemia, gastrointestinal discomfort, and diminished effectiveness over time.

These challenges highlight the urgent need for novel therapies that address the root cause of Wilson’s disease while minimizing adverse effects. Telomir-1, with its targeted copper-binding properties, has the potential to provide a safer, more effective treatment by directly addressing the underlying mechanisms of the disease. Furthermore, Wilson’s disease qualifies as a candidate for orphan drug designation due to its rarity and life-threatening nature, offering opportunities for accelerated development and additional regulatory and financial incentives.

We are actively investigating Telomir-1’s potential in treating Wilson’s disease by studying its effects on copper toxicity through in vitro experiments and a mouse model of the disease. These studies are currently ongoing.

Type 2 Diabetic (NIDDM)

In collaboration with the India-based research organization Pentagrit, in 2024 Telomir conducted preclinical studies evaluating two forms of Telomir-1, administered orally at three different doses, in zebrafish models of Type 2 diabetes mellitus induced by a high-calorie diet. The study assessed key metabolic indicators, including fasting glucose levels, Oral Glucose Tolerance Test (OGTT) results, insulin concentrations, and HOMA-IR. The findings revealed:

●	Reversal of Hyperglycemia and Insulin Resistance: Telomir-1 demonstrated dose-dependent efficacy in normalizing blood glucose and reducing insulin levels, restoring glucose homeostasis.

●	Significantly Reduced HOMA-IR Values: Telomir-1 showed a substantial improvement in insulin sensitivity to near pre-diabetes values, underscoring its potential to mitigate insulin resistance.
●	Enhanced Glucose Clearance: Significant improvements in OGTT results highlighted Telomir-1’s impact on glucose metabolism.
●	Increased Survival Rates: Treated models exhibited improved survival compared to controls, showcasing Telomir-1’s comprehensive therapeutic potential.

A Novel Mechanism of Action

Telomir-1 introduces a novel mechanism of action by addressing the cellular role of iron metabolism in chronic diseases such as Type 2 diabetes. Excess iron contributes to oxidative stress, beta-cell damage, and insulin resistance. Telomir-1 is designed to normalize iron homeostasis, reducing oxidative stress and enhancing insulin sensitivity. This differentiates it from current diabetes drugs that primarily treat symptoms without targeting the underlying causes.

The study demonstrated significant reductions in fasting plasma glucose to basal levels, improvements in glucose tolerance, and a reversal of insulin resistance to near pre-diabetic levels. These results were accompanied by improved HOMA-IR values, a standard measure of insulin sensitivity and resistance, and increased survival rates in treated models.

Global Impact of Type 2 Diabetes

According to the International Diabetes Federation, over 800 million adults worldwide are affected by Type 2 diabetes (both diagnosed and undiagnosed), with annual healthcare costs exceeding $966 billion as of 2021. Existing treatments primarily manage blood glucose and symptoms but fail to address the root causes of the disease. These therapies are often associated with significant limitations, including minimal impact on insulin resistance, gastrointestinal issues, risk of hypoglycemia, cardiovascular risks, and weight gain.

The findings from this zebrafish diabetes model suggest that Telomir-1 could offer a transformative approach to managing Type 2 diabetes. By targeting the underlying mechanisms of insulin resistance and oxidative stress through iron metabolism normalization, Telomir-1 represents a potential breakthrough in diabetes treatment. A key indicator of its success was the significant reduction in HOMA-IR values, highlighting its ability to improve insulin sensitivity and glucose regulation. The reversal of insulin resistance to near pre-diabetic levels underscores Telomir-1’s potential as a groundbreaking therapy (Graphic).

Graphic 3: Effects of two forms of Telomir-1 on HOMA-IR, a measure of insulin resistance in Zebrafish

We are currently evaluating the potential in NIDDM by studying the effect of Telomir-1 on several metabolic parameters in a rat model of NIDDM. These studies are ongoing.

Age reversal

We have carried out a preclinical study, conducted in collaboration with Nagi Bioscience SA, utilized a sophisticated in vivo microfluidic-based assay to assess the effects of Telomir-1 on the nematode Caenorhabditis elegans, a well-established model for aging studies. The microfluidic platform allowed precise, automated tracking of lifespan, health span, and age-related mobility decline in real-time, enabling the research team to accurately measure the effects of Telomir-1 on these critical metrics.

Two forms of Telomir-1 were administered in two concentrations, allowing the study to examine dose-dependent responses in treated subjects. The study found that Telomir-1 significantly enhanced lifespan and health span parameters in aged microorganism populations. Key findings included:

●	Enhanced Mobility in Older Organisms: Subjects treated with Telomir-1 showed improved motility, particularly in later stages of life, compared to untreated controls. This enhanced movement in advanced age suggests a slowing of the aging process, as mobility is a key indicator of biological health.

●	Reduced Biological Aging: The study demonstrated a measurable reversal of biological age markers in subjects treated with Telomir-1. This significant finding points to Telomir-1’s potential to slow down, and in certain aspects, reverse biological aging, making it a promising candidate for longevity treatments.

●	Increased Lifespan: Telomir-1 was associated with a statistically significant increase in lifespan among treated populations. This further supports Telomir-1’s role in promoting longevity

Graphic 4: Effect of Telomir-1 on c.elegans life span

Graphic 5: Effect of two forms of Telomir-1 on several motility parameters

Progeria Study: Telomir-1 Shows Promising Age-Reversal Effects

We recently completed a study evaluating the effects of Telomir-1 in a nematode model of Progeria (Caenorhabditis elegans). The study focused on nematodes with a mutation in the wrn-1 gene, the equivalent of the human WRN gene, which is implicated in Werner Syndrome, a form of Progeria. In C. elegans, wrn-1 depletion is associated with a significantly reduced mean and median lifespan compared to normal (wild-type) organisms.

The study demonstrated significant age-reversal effects in wrn-1-mutated nematodes treated with Telomir-1. Treatment effectively restored longevity levels to those comparable to wild-type organisms. Additional benefits included an extended healthy lifespan and normalization of physiological parameters such as movement velocity and tail amplitude.

Further studies in a Progeria human cell line are planned in collaboration with Smart Assays to build on these promising findings.

Oxidative Stress Study: Telomir-1 Shows potential to Fully Reverse Oxidative Stress and Provide Robust Cellular Protection

Oxidative stress is a key driver of aging and disease progression, contributing to conditions such as Alzheimer’s, Age-related Macular Degeneration (AMD), cardiovascular diseases, cancer, and diabetes. It also plays a critical role in the severity of viral infections, including avian influenza (bird flu), by increasing inflammation, cellular damage, and impairing immune responses. Addressing oxidative stress is essential for mitigating these effects and improving patient outcomes.

Telomir Pharmaceuticals recently conducted preclinical studies in collaboration with Smart Assays Biotechnologies Ltd. to evaluate Telomir-1’s ability to combat copper-induced oxidative stress. The study, performed in human cell lines, demonstrated:

●	Reversal of Oxidative Stress – Telomir-1 fully normalized Reactive Oxygen Species (ROS) levels, effectively reversing oxidative damage.
●	Cellular Protection – Telomir-1 provided strong protection against copper-induced toxicity while maintaining cellular integrity.
●	Regulatory Mechanism – Telomir-1 demonstrated effects at doses significantly lower than copper levels, indicating a unique regulatory mechanism beyond copper ion chelation.

These findings suggest Telomir-1’s potential to preserve cellular integrity, combat oxidative damage, and regulate metal ion balance—critical factors in aging-related diseases and viral infections. This breakthrough supports further clinical development to assess its full potential in disease intervention.

Graphic 6: Effect of Telomir-1 on Oxidative Stress

Graphic 7: Effect of Telomir-1 on Copper Toxicity

Expanding Telomir-1’s Therapeutic Potential

Building on these results, Telomir is planning and advancing studies to expand the therapeutic potential of Telomir-1. Key ongoing initiatives include:

●	Wilson’s Disease Study: Investigating Telomir-1’s effects on copper regulation in preclinical models.
●	Type 2 Diabetes Studies: Following success in zebrafish studies, ongoing research in rat models aims to confirm Telomir-1’s efficacy in reversing key metabolic abnormalities
●	Age-related Macular Degeneration: Assessing Telomir-1’s impact on retinal degeneration and Drusen formation caused by metal accumulation.
●	Progeria: Examining Telomir-1’s impact on accelerated aging and telomere function.
●	Cancer Research: Exploring anti-cancer applications using xenograft studies.
●	Alzheimer’s Disease: Investigating Telomir-1 for its potential to address cognitive decline and neurodegeneration.
●	Metal Toxicity: Examining Telomir-1’s capacity to reduce harmful metal accumulation and associated cellular damage.
●	DNA Methylation Analysis: Studying Telomir-1’s role in modulating DNA methylation to restore healthy gene expression patterns linked to aging and disease
●	Viral Infections: Investigating Telomir-1’s effects on viral pathogenesis, including its potential to mitigate oxidative stress and immune dysfunction in infections such as avian influenza (bird flu).

Future Plans and Milestones

Telomir-1 has demonstrated significant potential in reversing age-related and metabolic conditions while targeting underlying disease mechanisms. As the company continues to refine the molecular understanding of Telomir-1, efforts are underway to identify the most impactful indication for its initial IND application.

The company is optimizing manufacturing processes to produce GMP-grade Telomir-1 for IND-enabling studies and future clinical trials. Safety studies are scheduled for Q2 2025, with IND submission targeted for Q4 2025 and first-in-human trials anticipated in early 2026. Concurrently, the company aims to secure an INAD to enable veterinary applications, highlighting Telomir-1’s dual potential for both human and animal health.

Through these initiatives, Telomir is committed to revolutionizing treatments for age-related and chronic diseases by addressing their root causes and paving the way for transformative healthcare solutions.

Market Potential

The market potential for Telomir-1 is substantial, given its focus on addressing the root causes of age-related diseases and promoting longevity. Chronic diseases such as diabetes, cancer, Alzheimer’s, and cardiovascular disorders, which are closely tied to aging, account for over 75% of healthcare spending in the United States, exceeding $4 trillion annually, according to the CDC. As the global population ages, the demand for innovative therapies targeting the underlying mechanisms of these conditions is expected to grow significantly. Furthermore, Verified Market Research reports that the anti-aging drug market was valued at approximately $91.05 billion in 2024 and is projected to reach $160.24 billion by 2031, growing at a compound annual growth rate (CAGR) of 7.32%. With its novel mechanism of action that regulates cellular metal imbalances and reduces oxidative stress, Telomir-1 is uniquely positioned to capitalize on these expanding markets, offering transformative potential to enhance health span, slow disease progression, and redefine longevity treatments.

Pre-Clinical IND-Enabling Studies

As outlined in the table below, we have successfully completed several IND-enabling studies for Telomir-1, demonstrating its non-toxic profile. In collaboration with Frontage Laboratories, our research has also established the metabolism and maximum tolerated dose (MTD) of Telomir-1, providing critical data to support its development.

Type of Study	Species	Purpose	Results
Metabolite Identification	CD-1 mouse, SD-rat, Beagle dog, Cynomolgus monkey and human	To determine the metabolic pathways of Telomir-1 across species	Telomir-1 showed little/no metabolism by CYP enzymes.
Telomir-1 Reaction Phenotyping Using Liver S9	Mouse, rat, monkey and human liver	Identification of the Enzymes Involved in the Metabolism of Telomir-1 Using Hepatic S9 Fraction	The compound does not appear to be a substrate of cytochrome P450 enzymes. There was little/no metabolism of Telomir-1 in dog S9, consistent with the fact that the dog lacks aldehyde oxidase activity.
Cytochrome P450 (CYP) reaction phenotyping	Human	To evaluate the potential of Telomir-1 to be a victim of drug-drug interactions	Telomir-1 was extensively metabolized in mouse, rat, monkey, dog, and human hepatocytes.
Cytochrome P450 (CYP) inhibition	Human	To evaluate the potential of Telomir-1 to cause drug-drug interactions as a perpetrator	Telomir-1 (up to 100 µM) did not inhibit any of the tested CYP enzymes.
Plasma protein binding	CD-1 mouse, SD rat, Beagle dog, Cynomolgus monkey and human	To know the unbound fraction of Telomir-1 in plasma	Not highly protein bound
Maximum Tolerated Dose and 7 Day Repeat-Dose Toxicity/Toxicokinetic Study in Rats	Sprague Dawley Rats	To evaluate and characterize the toxicokinetic and toxicity of Telomir-1 and to estimate the MTD of Telomir-1 following	The MTD following 7 days of repeated administration of Telomir-1 at dose levels of 50, 200, and 750 mg/kg/day in rats was determined to be ≥ 750 mg/kg/day
Maximum Tolerated Dose and 7 Day Repeat-Dose Toxicity/Toxicokinetic Study in Dogs	Beagle Dogs	To evaluate and characterize the toxicokinetic and toxicity of Telomir-1 and to estimate the MTD of Telomir-1	There were no treatment-related clinical observations, body weights, clinical pathology and anatomic gross pathology findings up to 7.5 mg/kg/day.
SafetyScreen44 TM	N/A	To evaluate, in Enzyme, and Radioligand Binding assays, the activity of Telomir-1	No significant results noted

All preclinical studies referenced in this Annual Report were conducted in collaboration with third-party organizations, including Frontage Laboratories, InSilico Trials, Pharmaseed Ltd, Smart Assay Biotechnologies Ltd., Recipharm, Naji Biosciences, and Pantagrit. These partners played a key role in supporting the execution and analysis of the research.

Our Clinical Development Plan

Upon completing toxicology studies and preclinical proof-of-concept studies, we plan to submit an Investigational New Drug (IND) application to the FDA for Telomir-1. While the specific indication is still being evaluated, we intend to explore additional indications with FDA guidance as the development program evolves. Our first IND submission for Telomir-1 is targeted for the fourth quarter of 2025. If approved by the FDA, we plan to initiate a Phase I double-blind, randomized, placebo-controlled trial approximately 30 days post-submission. This trial will assess the safety, tolerability, and pharmacokinetics of Telomir-1 in 40–60 healthy adult male and female participants.

The progress of our clinical development program will depend on FDA acceptance of our IND submissions. As discussions with the FDA progress, we may adjust timelines for filings and associated clinical trials when necessary. It is important to acknowledge that conducting clinical trials is inherently uncertain, and there can be no assurance that our clinical development activities will proceed according to the planned timelines outlined above.

Manufacture of Product for Clinical Development Activities

Anthem Biosciences, a leading contract development and manufacturing organization, initially developed the large-scale synthesis protocol for Telomir-1, enabling the production of material required for preclinical studies. The manufacturing and synthesis processes have since been successfully transferred to Recipharm, a globally recognized CDMO known for its expertise in advanced chemistry, operational excellence, and commitment to delivering high-quality manufacturing solutions.

Market Opportunity

Telomir-1 is under investigation for its therapeutic potential across multiple areas, including Progeria, Type 2 Diabetes, Wilson’s disease, Age-related Macular Degeneration (AMD), Alzheimer’s disease, cancer, and other age-related conditions. Additionally, Telomir-1 is being explored for its potential in mitigating the severity of viral infections such as avian influenza (bird flu) by addressing oxidative stress and immune dysfunction. These indications are being carefully evaluated to identify the most impactful opportunities for clinical development and market entry.

The market potential for these conditions is substantial across the United States, Canada, and Mexico. The Type 2 Diabetes market in the U.S. alone was valued at approximately $30.47 billion in 2022, according to Fortune Business Insights, driven by rising prevalence and demand for advanced therapies. The global AMD market is projected to reach $18 billion by 2030, growing at a CAGR of 8.2% from 2024 to 2030. Alzheimer’s disease, one of the most pressing age-related conditions, is projected to grow significantly, with the global market expected to reach $13 billion by 2031, according to Allied Market Research, fueled by increasing diagnoses and advancements in treatments targeting cognitive decline.

The U.S oncology market, covering a broad range of cancers, was valued at $74.1 billion in 2023, and is projected to reach $180.12 billion by 2033, growing at a CAGR of 9.2% from 2024 to 2033, as per Precedence Research. Meanwhile, the anti-aging and age-reversal market was valued at $91.05 billion in 2024 globally and is projected to grow to $160.24 billion globally by 2031, with a CAGR of 7.32%, according to Verified Market Research.

Rare diseases such as Progeria and Wilson’s disease, despite having smaller patient populations, represent highly lucrative opportunities due to significant unmet medical needs and strong pricing potential. For instance, the annual treatment cost for Progeria exceeds $1 million, based on the price of Zokinvy (lonafarnib), the FDA-approved drug for the condition. Similarly, treatments for Wilson’s disease, like Syprine (trientine hydrochloride), can cost approximately $300,000 per year.

The global antiviral drugs market is experiencing significant growth, driven by the increasing prevalence of viral infections and advancements in treatment options. In 2022, the market was valued at approximately $49.8 billion and is projected to reach around $71.1 billion by 2032, reflecting a compound annual growth rate (CAGR) of 3.73% during this period.

Specifically focusing on avian influenza (bird flu), the treatment market was estimated at $22.06 billion in 2023 and is expected to grow at a CAGR of 8.18%, reaching approximately $38.27 billion by 2030.

These figures highlight the substantial market opportunity for innovative treatments addressing chronic, age-related, and viral diseases. With increasing demand for therapies targeting oxidative stress, cellular degeneration, and immune resilience, Telomir-1 is well-positioned to address these critical unmet medical needs. Its broad therapeutic potential, spanning rare diseases, metabolic disorders, neurodegeneration, and viral infections, represents a significant market opportunity across North America and beyond, reinforcing its potential as a transformative solution in modern medicine.

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

Our license from MIRALOGX is set forth in an Amended and Restated Exclusive License Agreement, dated August 11, 2023, between us and MIRALOGX, pursuant to which we obtained the exclusive perpetual right and license under the above-described patent rights to make, have made, use, and sell “Licensed Products” in the U.S. for human uses and pre-clinical studies and activities of any kind conducted in furtherance of obtaining regulatory approval or commercialization for human uses (the “Initial MIRALOGX License Agreement”). On November 10, 2023, we and MIRALOGX entered into the Amendment No. 1 to the Amended and Restated License Agreement, pursuant to which the field of use relating to the license was amended to include therapeutic treatments and other medical or health uses in animals, in addition to humans, and related preclinical studies and activities conducted in furtherance of obtaining regulatory approval for and commercialization of veterinary, in addition to human, therapeutic treatments and uses (together with the “Initial MIRALOGX License Agreement, the “MIRALOGX License Agreement”). “Licensed Product” is defined in the agreement as a drug product containing as an active agent 2,4,6-tris(3,4-dihydro-2H-pyrrol-2-yl) pyridine or a pharmaceutically acceptable salt, ester, or solvate thereof. We also have the right to grant corresponding sublicenses under the licensed patent rights. The MIRALOGX License Agreement provides for the payment to MIRALOGX of an 8% royalty (payable quarterly) on our net sales of Licensed Products by us or our sublicensees and on non-royalty bearing milestone revenue. There are no up-front, execution, or milestone payments in the license agreement. Further, no payments have been made to date under the agreement.

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

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee.

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

The FDA may refer to an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure the consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

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

Employees and Human Capital Resources

As of February 4th, 2025, we had 5 part-time employees  None of our employees is represented by a labor union or are covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory. In addition, we utilize the services of contractors and part-time outside consultants to support our organization’s needs. We expect to continue to build our team to ensure we can effectively execute our development plans.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years. From time to time, we may be named in claims arising in the ordinary course of business.

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

Our corporate headquarters is a virtual office and is located at 100 SE 2nd St., Suite 2000 #1009 Miami, Florida 33131. Our telephone number is (786) 396-6723.

Our website address is www.telomirpharma.com. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report or to be part of this Annual Report. You should not consider the information contained on our website to be part of this Annual Report

ITEM 1A. Risk Factors

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in the section titled “Risk Factors” in this Annual Report on page 19, before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected.

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

We have been granted a license to the right to develop Telomir-1 in the United States in human and pet application, but we have not been granted a license to the rights to patents covering Telomir-1 in foreign jurisdictions.

Risks Related to Our Operations and Financial Condition

We are an early development-stage company with no revenues and our financial condition raises substantial doubt as to our ability to continue as a going concern.

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

Certain of our executive officers are not be employed by us on a full-time basis.

Conflicts of interest may arise between us and MIRALOGX.

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

We have significant and increasing liquidity needs and may require additional funding.

Risks Related to Development and Regulatory Approval of Our Product Candidates

Clinical trials for our product candidates are expensive, time-consuming, uncertain, and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

The regulatory approval processes with the FDA are lengthy and inherently unpredictable.

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

We have been granted a license to the right to develop Telomir-1 in the United States in human and pet application, but we have not been granted a license to the rights to patents covering Telomir-1 in foreign jurisdictions.

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

As very early development-stage enterprise that is focused on the development of a pre-clinical pharmaceutical product, we have generated no revenue and have an accumulated deficit of $30.6 million and $14.1 million as of December 31, 2024 and December 31, 2023, respectively. There can be no assurance that sufficient funds required to pursue our development program will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. It is for these reasons substantial doubt about our ability to continue as a going concern exists and an explanatory paragraph relating to our ability to continue as a going concern can be found within the report of our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2024.

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

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We expect that adequate resources are available to fund our operations and initial clinical development programs midway through the first quarter of 2026. We will require further funding to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

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

Certain of our executive officers are not employed by us on a full-time basis.

Erez Aminov, our Chief Executive Officer and Chairman of our board of directors, is not employed by our company on a full-time basis. As intended to be provided in his employment agreement with our company, he works on a part-time and as-needed basis. Because he does not work full time for our company, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, he can become subject to conflicts of interest because he devotes part of his working time to other business endeavors and may have responsibilities to other entities. Although Mr. Aminov is aware of his duties and accountability to our company and to applicable laws and policies relating to corporate opportunity and conflicts of interest, such conflicts of interest may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Michelle Yanez, our Chief Financial Officer, is not employed by our company on a full-time basis. As intended to be provided in her employment agreement with our company, she works on a part-time and as-needed basis. Because she does not work full time for our company, instances may occur where she may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, she can become subject to conflicts of interest because she devotes part of her working time to other business endeavors and may have responsibilities to other entities. Although Mrs. Yanez is aware of her duties and accountability to our company and to applicable laws and policies relating to corporate opportunity and conflicts of interest, such conflicts of interest may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Conflicts of interest may arise between us and MIRALOGX.

MIRALOGX has a non-provisional patent application to the rights to Telomir-1. MIRALOGX is a separate intellectual property development company owned by the Bay Shore Trust, which is an irrevocable trust established by our founder, Jonnie R. Williams, Sr., and in which Brian McNulty is the trustee. The Bay Shore Trust is also our largest stockholder. We have an exclusive license from MIRALOGX to develop and commercialize Telomir-1 in the U.S. for human and non-human applications. Although the interests of MIRALOGX are 100% owned by the Bay Shore Trust, and Mr. Williams is not an officer or director of MIRALOGX and Mr. Williams does not have voting or dispositive power over the shares of our company held by Bay Shore Trust, our relationship with the Bay Shore Trust, Mr. Williams may create, or may create the appearance of, conflicts of interest when we are faced with decisions that could have different implications for MIRALOGX than the decisions have for us. Furthermore, in light of the license agreement that we have with MIRALOGX, if a dispute were to arise between MIRALOGX and us relating to our past or future relationship with MIRALOGX or with respect to intellectual property matters, these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes.

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

Any positive results from future pre-clinical testing of our product candidates and potential future clinical trials may not necessarily be predictive of the results from Phase I, Phase II or Phase III clinical trials. In addition, our interpretation of results derived from clinical data or our conclusions based on our pre-clinical data may prove inaccurate. Frequently, pharmaceutical and biotechnology companies have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical testing and early phase clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks may be caused by the fact that pre-clinical and clinical data can be susceptible to varying interpretations and analyses. Furthermore, certain product candidates may perform satisfactorily in pre-clinical studies and clinical trials but nonetheless fail to obtain FDA approval or appropriate approvals by the appropriate regulatory authorities in other countries. If we fail to produce positive results in our clinical trials for our product candidates, the development timeline and regulatory approval and commercialization prospects for them and as a result our business and financial prospects, would be materially adversely affected.

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

Our operations have consumed substantial amounts of cash since inception. For the year ended December 31, 2024, we reported a net operating cash outflow of $5.1 million and a net cash inflow from financing activities of $6.3 million. For the year ended December 31, 2023, we reported a net operating cash outflow of $3.9 million and a net cash inflow from financing activities of $3.9 million.

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

If the third parties that we engage to supply any materials or manufacture any products for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of global economic conditions, including the Hamas-Israel war, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, as applicable, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product, or the substances used to manufacture them, it will be more difficult for us to develop our product and compete effectively.

Our current and anticipated dependence upon third-party suppliers may adversely affect our ability to develop our product, and product candidates and could delay our clinical trials and development programs as well as affect our marketing and commercialization efforts. In addition, such dependence may increase our costs and expenses, and may otherwise harm our operations and financial condition

Risks Related to Development and Regulatory Approval of Our Product Candidates

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a third party and expect to continue to rely on third parties for the manufacture of Telomir-1 and related raw materials for clinical development, as well as for commercial manufacture if Telomir-1 receives marketing approval. There is a risk that supplies of our product for use in pre-clinical or clinical testing will not be manufactured in accordance with our specifications, which could render our trial data useless or lead to the creation of compounds which are novel and for which we do not have intellectual property protection. Based on the terms of our contracts with our manufacturers, we may have no recourse against them in the case of such errors.

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

We currently rely on Contract Research Organizations (“CROs”) to conduct our pre-clinical trials, as we currently do not plan to independently conduct pre-clinical trials of any of our product candidates. Our agreements with these CROs, and other third parties might terminate for a variety of reasons, including a failure to perform by the third parties to such agreements. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing pre-clinical trial, we might experience delays in our pre-clinical development activities.

Our existing collaboration arrangements and any that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We have existing, and will likely continue to seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the manufacturing, testing, development or commercialization of our product candidates. We may, with respect to our product candidates, enter into new arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the U.S. and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators and the terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

Risks Relating to the Ownership of Our Common Stock

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of substantial amounts of our common stock in the public market after our IPO, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Those shares of common stock sold in our IPO will be freely tradable, without restriction, in the public market, except for any shares sold to our affiliates.

After the date of the IPO, when 1,000,000 shares of common stock became publicly tradable, approximately 23,891,902 additional shares of common stock were subject to “lock-up” agreements entered into in connection with the IPO, are or will become eligible to be sold in the public market by existing stockholders by February 9, 2025 as a result of Rule 144 of the Securities Act, subject to volume and other limitations imposed under the federal securities laws. Furthermore, additional shares of our common stock may be publicly tradable as a result of exercises of stock options and restricted stock units (RSUs) under the 2023 Omnibus Incentive Plan. Sales of substantial amounts of our common stock in the public market after the completion of the IPO, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through offerings of our common stock.

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

Our founding stockholders, which include five trusts for the benefit of the family of our founder Johnnie R. Williams, Sr., as well as MIRALOGX, collectively own in excess of 70% of our issued and outstanding common stock. Brian McNulty acts as the trustee for such trusts. Our officers and directors also own shares of our common stock. Therefore, these entities and individuals could influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

Delisting from Nasdaq may cause the securities of the Company to become subject to the SEC’s “penny stock” rules. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, and that is not listed on a national securities exchange, such as Nasdaq subject to certain exemptions. Therefore, if shares of our common stock were to be delisted from Nasdaq, the securities of the Company could become subject to the SEC’s “penny stock” rules. These rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction, and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts. A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained in the customer’s confirmation. Generally, brokers are less willing to affect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for shareholders to purchase or sell the shares of our common stock. Since the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

Some provisions of Florida law and our amended and restated articles of incorporation and amended and restated bylaws may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.

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

Item 2. Description of Property.

The Company’s former corporate headquarters was located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2022 and expired in April 2024. The lease was not renewed. The Company moved all corporate related activities in April 2024 to a shared office space in Tampa, Florida referenced footnote 5. In September 2024, the Company decided to no longer utilize the shared space and moved to a virtual office model and does not have a physical office space as of December 31, 2024.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “TELO” and began trading February 9, 2024.

Holders of Common Stock

As of February 4th, 2025, we had approximately 108 holders of record of our common stock. No cash dividends have been paid on the common stock to date. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant

Unregistered Sales of Equity Securities and Use of Proceeds

We have previously disclosed all sales of securities without registration under the Securities Act of 1933, as amended.

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

Overview

We are a pre-clinical-stage pharmaceutical company seeking to lead development in age-reversal science. The Company is focused on the development of Telomir-1, a novel small molecule metal ion regulator, designed to lengthen the DNA’s protective telomere caps, which are crucial in the aging process. The Company’s goal is to explore the potential of Telomir-1 starting with ongoing research in animals and then in humans.

We had net losses of $16.5 million and $13.1 million for the years ended December 31, 2024 and 2023, respectively.

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

Our operating expenses have historically been the cost associated with our initial investment in pre-clinical research and development activities. We expect research and development expenses to increase in the future as we advance Telomir-1 into and through clinical trials and pursue regulatory approvals, which will require a significant investment in costs of clinical trials, regulatory support, and contract manufacturing. In addition, we will evaluate opportunities to acquire or in-license additional product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments, as well as added clinical development costs.

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

General and Administrative Expenses

General and administrative expenses consist of administrative functions, as well as fees paid for legal consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Results of Operations for years ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Revenues	$-	$-

Operating costs:
General and administrative expenses	9,636,333	600,192
Related party travel costs	370,500	1,767,550
Research and development expenses	2,235,341	1,574,306
Total operating costs	12,242,174	3,942,048

Interest income	48,000	-
Interest expense	(4,338,542)	(1,643,049
Loss on extinguishment of debt	-	(7,486,767
Net loss attributable to common stockholders	$(16,532,716)	$(13,071,864)

General and Administrative Expenses. We incurred general and administrative expenses of $9.6 million and $0.6 million during the years ended December 31, 2024 and 2023, respectively. General and administrative expenses consisted of stock compensation expense of $6.7 million for new options granted in 2024, payroll expense of $1.2 million which increased compared to 2023 due to more employees after the IPO, accounting and legal expenses of $0.6 million relating to the IPO in 2024, and office and rent expenses of $1.1 million.

Related Party Travel Costs. We incurred $0.4 million and $1.8 million in related party travel costs during the years ended December 31, 2024 and December 31, 2023 respectively. Related party travel costs consisted of a shared lease and use of an airplane with an entity under common control. The related party travel costs are due to CRO and vendor site visits, plus IPO related efforts for the year ended December 31, 2023. We ceased using the airplane after March 2024 and our obligations related to this lease terminated shortly thereafter.

Research and Development Expenses. We incurred research and development expenses of $2.2 million and $1.6 million during the years ended December 31, 2024 and 2023, respectively. The increase in research and development expenses during 2024 compared to 2023 is due to the expansion of pre-clinical programs during 2024.

Major components of research and development expenses during 2024 is as follows:

R&D Category	Expense
Toxicology	$1.5 million
Pre-clinical research	$0.3 million
R&D consultants	$0.4 million

Interest expense. We incurred $4.4 million in interest expense during the year ended December 31, 2024 in contrast to incurring none for the year ended December 31, 2023. Interest expense during 2024 was composed of debt issuance costs related to a line of credit financing that expired upon the completion of the IPO.

Loss on extinguishment of debt. Pursuant to a conversion agreement, the following related party debt was converted to common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) on November 30, 2023: The Bay Shore Line of Credit – see note 4, balance of $1.4 million into 674,637 shares of our common stock and the MIRALOGX balance of $1.7 million. into 837,841 shares of our common stock. The conversion of the Bay Shore Line of Credit and MIRALOGX balances resulted in a loss on the debt conversion of $7,486,767 for the year ended December 31, 2023. No conversions occurred in 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in August 2021, we have financed our operations primarily through proceeds from our initial public offering that occurred in February of 2024, an unsecured line of credit with the Bay Shore Trust, our majority shareholder, through a $1.0 million private placement of shares of our Common Stock that occurred during the first quarter 2023 at $3.73 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023), and through a $1.0 million stock purchase agreement of our Common Stock with Starwood Trust that occurred in the fourth quarter of 2024. We intend to finance our clinical development programs and working capital needs from existing cash and potential new sources of debt and equity financing. Further, we plan to conduct a raise of capital in the near future to assist in financing working capital needs.

On September 24, 2024 we entered into an unsecured Promissory Note and Loan Agreement with the Starwood Trust, a separate trust which was established by our founder for the benefit of his family. Under this Promissory Note and Loan Agreement (the “Starwood Note”), we have the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. Our right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note and provides for prepayment at any time without penalty. The Starwood Note accrues interest at a rate equal of 7% per annum, simple interest.

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to the Company.

On June 15, 2023, we entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by our founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), we have the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of our IPO. Our right to borrow funds under the Bay Shore Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal to 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured. As of November 30, 2023, the total amount outstanding under the Bay Shore Note was $1.4 million. The total amount outstanding was converted into 674,637 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement. As of February 9, 2024, the agreement has been terminated.

Since January 1, 2023, MIRALOGX, an intellectual property development and holding company owned by Bay Shore Trust, and The Starwood Trust, a separate trust established by our founder, have advanced funds on behalf of Bay Shore Trust to our company in order to fund operating activities. The total amount advanced and outstanding as of November 30, 2023, was $1.7 million. These advances were converted into 837,841 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement. The total amount advanced and outstanding as of December 31, 2024 was $0.06 million.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $5.1 million for the year ended December 31, 2024 and an accumulated deficit of approximately $30.6 million as of December 31, 2024. As of December 31, 2024 we had cash and cash equivalents of approximately $1.3 million.

We currently expect that our cash and cash equivalents will be sufficient to fund our operations, development plans, and capital expenditures midway through the second quarter of 2025. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

We did not have any material non-cancellable contractual obligations as of December 31, 2024.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(5,070,428)	$(3,859,796)
Financing activities	6,335,328	3,859,608
Net change in cash	$1,264,900	$(188)

Net Cash Used in Operating Activities

For the year ended December 31, 2024, operating activities used $5.1 million of cash, primarily due to a net loss of $16.5 million, offset by a $0.11 million change in accounts payable, accrued and prepaid expenses, $4.4 million in amortization of debt issuance costs and $6.9 million of stock compensation expense. Accounts payable was composed of research and development payables, and accounting and legal expenses.

For the year ended December 31, 2023, operating activities used $3.9 million of cash, primarily due to a net loss of $13.1 million, a $0.10 million net increase in accounts payable, accrued expenses and prepaid expenses, offset by $1.6 million in amortization of debt issuance costs and $7.5 million of a loss on the conversion of debt to common stock. Accounts payable was composed of research and development payables, rent and legal expenses.

Net Cash Provided by Financing Activities

For the year ended December 31, 2024, financing activities provided $6.3 million of cash, resulting primarily from $6.8 million from the sale of common stock and offset by $0.5 million in repayments to a related party.

For the year ended December 31, 2023, financing activities provided $3.9 million of cash, resulting from $1.7 million in net borrowings from a related party, $1.5 million in net borrowings under a related party line of credit, $1.0 million from the sale of common stock and offset by a $0.3 million in deferred offering cost and $0.05 million in repayments to a related party.

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

Our funding requirements and timing and amount of our operating expenditure will depend on many factors, including, but not limited to:

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

Summary of Critical Accounting Policies and Estimates

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

Item 8. Financial Statements and Supplementary Data.

Our Financial Statements and Notes thereto and the reports of Salberg & Company P.A for year ended December 31, 2024 and Chery Bekaert for the year ended December 31, 2023, our independent registered public accounting firms, for the respective years ended listed above, are set forth on pages F-1 through F-16 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Certifying Officers have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. During 2024, we designed and implemented new and enhanced controls to strengthen our internal controls over financial reporting, including hiring additional experienced accounting personnel, among other enhancements. Management believes these enhancements were sufficient to remediate previously identified material weaknesses.

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and emerging growth companies (“EGC’s”) are exempt from this requirement entirely until they are no longer an EGC. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
Erez Aminov	47	Chief Executive Officer and Chairman
Michelle Yanez, MBA	53	Chief Financial Officer, Treasurer, and Secretary
Matthew Pratt Whalen, CPA	45	Director
Matthew Paul Del Giudice, M.D.	43	Director
Craig Eagle, M.D.	57	Director
Edward MacPherson	36	Director

The following is a brief biography of each of our current executive officers and directors:

Executive Officers and Directors

Erez Aminov has served as our Chief Executive Officer and Chairman since August 2024. Mr. Aminov is an experienced biotechnology consultant and is also the Chief Executive Officer of MIRA Pharmaceuticals Inc. (“MIRA”). Mr. Aminov’s experience in the biotech consulting sector began in 2021 when he founded Locate Venture Corp. in September 2021.  Locate Venture is a strategy and investment consulting firm focused on advancing and supporting early-stage biotech startups. Prior to founding Locate Venture Corp., from February 2015 to September 2020, Mr. Aminov served as the President of Finds4less Inc., a global distributor of electronics and gaming products. In this role, Mr. Aminov provided strategic oversight and direction for all aspects of the company’s operations, while also spearheading new business development initiatives to capitalize on emerging market opportunities. Mr. Aminov’s more than two decades of experience includes experience with the biotech industry’s particular challenges, including creating strategic alliances and guiding startups toward growth and prosperity. Mr. Aminov earned a B.A. in Accounting from Touro University in New York. We believe that Mr. Aminov is qualified to serve as one of our directors based on his finance and investment experience, particularly with early stage life sciences companies.

Michelle Yanez, MBA has served as our Chief Financial Officer since June 2024, and also currently serves as the Chief Financial Officer of MIRA Pharmaceuticals. Ms. Yanez is a senior financial executive with over 25 years of experience in public and privately held biotech, pharmaceutical, and life science companies. Ms. Yanez’ experience includes a broad range of responsibilities in a highly complex and regulated market. She also brings deep corporate governance experience through her work with corporate boards, including audit and finance committees. From May 2002 until its acquisition in April 2022, Ms. Yanez held various leadership positions at BioDelivery Sciences International, Inc. (Nasdaq: BDSI). In her role, she led financial offerings, managed due diligence for product acquisitions and financings and managed finance documents and filings for the tender offer, leading to the acquisition of BioDelivery Sciences in April 2022. Ms. Yanez also serves as a non-employee director of Inhibitor Therapeutics, Inc. (OTCQB: INTI), a publicly traded pharmaceutical development company focused on therapeutics for certain cancers and non-cancerous proliferation disorders, since December 2022. Ms. Yanez is also Co-Founder and Chief Financial Officer of Santander Pharma Consulting, a privately held life sciences consulting firm that provides business development and commercial strategy services to pharmaceutical, medical devices, and life science companies offering guidance throughout all stages of commercial development, from inception to product launch, since February 2024. Ms. Yanez earned her B.A. in Business Management from University South Florida and further distinguished her acumen with an MBA in Strategic Leadership from Rutgers School of Business, Cum Laude.

Matthew Pratt Whalen, CPA, is a Certified Public Accountant with over two decades of experience in public accounting and corporate finance. Mr. Whalen currently serves as the Chief Financial Officer of Power Digital Marketing Inc., an industry leading digital marketing agency, where he has driven significant revenue growth and led key financial transactions. Specifically, Mr. Whalen oversees the finance team, manages tax and audit relationships, and handles treasury management. Prior to joining Power Digital, from 2010 to May 2021, Mr. Whalen was the Chief Financial Officer of MRC Smart Technology Solutions, a subsidiary of Xerox Corporation where he played a pivotal role in growing the company’s revenue and managed diverse teams across multiple departments. Mr. Whalen holds a B.A. in Accounting from the University of San Diego and is a Certified Public Accountant in California. Mr. Whalen has also served on the Finance Committee of United Way San Diego. We believe that Mr. Whalen is qualified to serve as one of our directors based on his extensive experience in finance and as a Certified Public Accountant. Mr. Whalen has also served as a director of MIRA Pharmaceuticals, Inc. (Nasdaq:MIRA)

 Dr. Matthew Paul Del Giudice joined our company as a director in March 2024. Dr. Del Giudice has practiced as a radiologist since 2014. He currently serves as a general overnight emergency radiologist at the Cleveland Clinic and as a real estate investor with Comfort Living, LLC. Prior to joining the Cleveland Clinic, from March 2021 to May 2022, Dr. Del Giudice was a general radiologist with Radiology and Imaging Specialists in Lakeland, Florida. From July 2015 to February 2021, Dr. Del Giudice was a radiologist with Radiology Partners Phoenix, and from July 2014 to June 2015, he practiced as a musculoskeletal radiologist at the University of Arizona Health Sciences Center – Tucson. Dr. Del Giudice received his B.S. from the University of Illinois at Urbana-Champaign, his M.D. from Loyola University Stritch School of Medicine, completed his radiology residency at Loyola University Medical Center, and his musculoskeletal radiology fellowship at the University of Arizona Health Sciences Center – Tucson. Dr. Del Giudice is licensed to practice medicine in Florida and Ohio. Dr. Del Giudice also serves as a director of MIRA Pharmaceuticals, Inc. (Nasdaq:MIRA)

Craig Eagle, MD joined our company as a director in November 2022. He has also served as a director of MyMD since April 16, 2021. Dr. Eagle is currently the Chief Medical Officer of Guardant Health, Inc. since 2021. Previously, Dr. Eagle was Vice President of Oncology for Genentech, where he oversaw the medical programs across Genentech’s oncology portfolio. Prior to his current role, Dr. Eagle worked in several positions at Pfizer from 2009 to 2019, including as the oncology business lead in the United Kingdom and Canada, the global lead for Oncology Strategic Alliances and Partnerships based in New York, and as the head of the Oncology Therapeutic Area Global Medical and Outcomes Group, including the U.S. oncology medical business. Through his multiple roles at Pfizer, Dr. Eagle delivered significant business growth and was involved in multiple strategic acquisitions and divestitures. In addition, while at Pfizer, Dr. Eagle oversaw extensive oncology clinical trial programs, multiple regulatory and payer approvals across Pfizer’s oncology portfolio, health outcomes assessments and scientific collaborations with key global research organizations like the National Cancer Institute (NCI), and the European Organization for Research and Treatment of Cancer (EORTC), and led worldwide development of several compounds including celecoxib, aromasin, irinotecan, dalteparin and ozagomicin. Dr. Eagle currently serves as a member of the board of directors and chair of the Science and Policy Committee of Pierian Biosciences, a privately held life sciences company. Dr. Eagle attended Medical School at the University of New South Wales, Sydney, Australia and received his general internist training at Royal North Shore Hospital in Sydney. He completed his hemato-oncology and laboratory hematology training at Royal Prince Alfred Hospital in Sydney and was granted Fellowship in the Royal Australasian College of Physicians (FRACP) and the Royal College of Pathologists Australasia (FRCPA). After his training, Dr. Eagle performed basic research at the Royal Prince of Wales hospital to develop a new monoclonal antibody to inhibit platelets before moving into the pharmaceutical industry. Dr. Eagle’s qualifications to sit on our board of directors include his long and successful career in the international pharmaceutical industry, his senior executive experience in areas such as business growth, strategic alliances and mergers and acquisition transactions, his experience as a member of both public and private company boards in the healthcare and life science industries, and his wealth of oncology

Edward MacPherson joined our company as a director in March 2024. Mr. MacPherson currently serves as Chief Growth Officer for Power Digital, an industry leading digital marketing agency. Prior to joining Power Digital, from May 2016 to December 2023, he served as CEO and Head of Growth for Endrock Growth & Analytics, a company he founded and sold to Power Digital. Prior to founding Endrock Growth & Analytics, Mr. MacPherson held senior marketing and leadership positions at sunglass maker Prive Revaux (March 2018 to April 2020), curated meal company Menud (October 2014 to April 2018) and Rejuvenetics, LLC, a distributor of health and wellness products (December 2012 to March 2016). Mr. MacPherson holds a BA in Economics from Gettysburg College. Mr. MacPherson also serves as a director of MIRA Pharmaceuticals, Inc. (Nasdaq:MIRA)

Key Advisor

Dr. Itzchak Angel, has served as our Chief Scientific Advisor to the Company since August, 2024. Since 2005, Dr. Angel has been the President and CEO of Angel Pharmaceuticals Consulting & Technologies where he assists pharmaceutical and biotechnology companies, individuals, medical staff, hospitals, technology transfer companies, investors, university researchers and research teams in variable aspects of drug development. In this role, Dr. Angel provides strategic and operational guidance on issues related to ethical drug development to a wide range of clients, including pharmaceutical and biotechnology companies, medical professionals, hospitals, technology transfer organizations, investors, and research teams. His expertise spans a variety of therapeutic areas and pharmacological families and extends across the drug development process–from research, preclinical and clinical phases, to marketing. In addition, Dr. Angel advises on regulatory affairs, business development, and organizational planning. For numerous years, he was Head of Pharmacology at Synthelabo (Sanofi-Aventis, Paris, France) where he participated in the research and development of drugs such as Xatral (alfuzosin), Ambien (zolpidem), and Mizollen (mizolastine). Some of Dr. Angel’s previous executive roles include President and Chief Executive Officer of the stem-cell company Accellta (Haifa, Israel) and Vice President for Research and Development at Proteologics Ltd, Galmed Pharmaceuticals, and D-Pharm Biopharmaceuticals (Rehovot, Israel), where he was involved in research and advanced development in several areas such as stroke, epilepsy, Alzheimer’s’ Disease, Parkinson’s disease, metabolic disorders, psoriasis, and various cancer. He received a B.Sc. degree from Tel-Aviv University in 1979 and earned his M.Sc degree from Tel-Aviv University in 1980, both in biology. He further studied at the Hamburg University, Germany, obtaining a Ph.D. in Neurochemistry in 1982. His postdoctoral research took him to the National Institute of Mental Health in Bethesda, Maryland, where he pursued his research in Neurobiology.

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

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Matthew Pratt Whalen, Dr. Matthew Paul Del Giudice, Dr. Craig Eagle and Edward MacPherson, do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent directors under the Nasdaq Listing Rules.

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

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The functions of these committees are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee was established upon the effectiveness of our initial public offering on February 9, 2024 and consist of Matthew Pratt Whalen, Edward MacPherson, and Dr. Matt Del Giudice, with Matthew Whalen serving as the chair of the audit committee. Mr. Whalen succeeded Michael Jerman as Chair of the Audit Committee following Mr. Jerman’s resignation on November 18, 2024. Each member meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations, including Rule 10A-3(b)(1) under the Exchange Act. Each member of our audit committee meets the financial literacy requirements of the listing standards of Nasdaq. In addition, our board of directors has determined that Mr. Whalen is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.

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

Compensation Committee

The Compensation Committee was initially established upon the effectiveness of our initial public offering on February 9, 2024. As of December 2024, the Compensation Committee consists of Dr. Matthew P. Del Giudice (Chair), and Mr. Edward MacPherson. Dr. Matthew P. Del Giudice succeeded Talhia Tuck as Chair of the Compensation Committee following her resignation, along with Bradley Kroenig, from the Board of Directors in August 2024. Each member of the committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. Each member is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3.

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee was established upon the effectiveness of our initial public offering on February 9, 2024 and consists of Dr. Matthew P. Del Giudice and Dr. Craig Eagle, with Matthew P. Del Giudice serving as the chair of the nominating and corporate governance committee. Each member of the committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations.

Our nominating and corporate governance committee will be responsible for, among other things:

●	identifying, evaluating, and selecting, or making recommendations to our board of directors regarding nominees for election to our board of directors and its committees;

●	developing and overseeing the annual evaluation of our board of directors and of its committees;

●	considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;

●	overseeing our corporate governance practices; and

●	making recommendations to our board of directors regarding corporate governance guidelines.

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

Director Compensation

We did not provide any cash compensation to any of our directors during the year ended December 31, 2024, in their capacity as directors. However, on August 27, 2024, each non-employee director was granted an option to purchase 25,000 shares of our common stock under the 2023 Omnibus Plan, with an exercise price of $5.02. Each such option contained vesting terms in which half the options immediately vested and the remaining half vested in six months. The options have a 10-year term.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for the following persons: (i) all persons serving as our principal executive officers during 2024 and (ii) the most highly compensated of our other executive officers who received compensation during 2024 of at least $100,000 and who were executive officers on December 31, 2024. We refer to these persons as our “named executive officers” and their positions are as follows:

Summary Compensation Table

The following table shows the compensation paid by us during the 2024 and 2023 fiscal years to our named executive officers.

Name and principal position	Year	Salary ($)	Bonus	Stock Awards	Option Awards (3)	All Other Compensation		Total ($)
Erez Aminov,	2024	$106,139	-	-	7,513,332	10,504	(5)	$7,629,975
Chairman and CEO (1)	2023	-	-	-	-	-		-
Michelle Yanez,	2024	$74,479	-	-	782,000	8,930	(4)	$865,410
CFO, Treasurer, and Secretary (2)	2023	-	-	-	-	-		-
Christopher Chapman,	2024	$154,075	-	-	-	2,763	(4)	$156,838
former Chairman and CEO	2023	-	-	-	-	-		-
Nathen Fuentes,	2024	$224,913	-	-	-	1,971	(4)	$226,883
former CFO, Treasurer, and Secretary	2023	$18,192	-	-	-	-		$18,192

(1) Mr. Aminov was appointed Chaiman and Chief Executive Officer on August 8, 2024.

(2) Ms. Yanez was appointed Chief Financial Officer, Treasurer, and Secretary on June 18, 2024.

(3) The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 6 to our Financial Statements for the year ended December 31, 2024 included in this Report

(4) Amounts represent health insurance premiums paid.

(5) Amounts represent health insurance premiums paid, car payments, car insurance payments, and club memberships costs.

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

Michelle Yanez, MBA

On June 18, 2024, we entered into an employment agreement with Ms. Yanez, pursuant to which Ms. Yanez will serve as our Chief Financial Officer. Under her employment agreement, Ms. Yanez has agreed to devote reasonable business time and effort to the business and affairs of the Company. Ms. Yanez’ employment agreement provides that here employment can be terminated by either Ms. Yanez or our company at any time and for any reason, upon no less than thirty (30) days’ notice. Under the agreement, Ms. Yanez will receive a base salary of $0.137 million per year. In the event that her employment is terminated by our company without “Cause” or is terminated by Ms. Yanez for “Good Reason”, Ms. Yanez will be entitled to severance compensation in the form of salary continuation for a period of three months (subject to Ms. Yanez executing and delivering a customary general release in favor of the company). “Cause” is defined in the agreement to include dishonesty, misappropriation, willful misconduct, breach of the agreement, and other customary matters. “Good Reason” is defined to include a material adverse change in Ms. Yanez’s compensation or duties and level of responsibility. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Ms. Yanez is subject. The employment agreement also contains customary confidentiality and invention-assignment covenants to which Ms. Yanez is subject.

Christopher Chapman, MD

On August 8, 2024, the Company was made aware of the passing of its Chairman and Chief Executive Officer, Dr. Christopher Chapman. There were no clauses in his employment agreement that had an effect on the Company.

Nathen Fuentes, CPA

On June 18, 2024, we entered into a Confidential Separation and Mutual General Release Agreement (the “Separation Agreement”) with Nathen Fuentes whereby we mutually agreed that Mr. Fuentes’ employment as our Chief Financial Officer ended as of June 18, 2024. Provided that Mr. Fuentes did not revoke the acceptance of the Separation Agreement and complied with the terms therein, we would pay Mr. Fuentes from the date thereof an aggregate of $62,500 in equal installments over three months in accordance with our regular payroll schedule. The amount was paid in accordance with the agreements and no amounts are still outstanding as of December 31, 2024.

Grants of Plan-Based Awards in 2024

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option		Closing stock price on Award	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options		Awards		date	Awards
Name	Date(1)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)		($/Sh)		($/Sh)
Erez Aminov, CEO	8/27/2024	-	-	-	-	-	-	-	1,960,170	(2)	$5.02	(4)	$5.26	$7,513,332
Michelle Yanez, CFO	8/27/2024	-		-	-	-	-	-	200,000	(3)	$5.02	(4)	$5.26	$782,000
Christopher Chapman, former CEO	-	-	-	-	-	-	-	-	-		-		-	-
Nathen Fuentes, former CFO	-	-	-	-	-	-	-	-	-		-		-	-

(1) The “Grant Date” represents the date on which the Compensation Committee of the Board took action to grant the applicable award

(2) The stock awards disclosed in this item consist of options, as issued under our 2023 Omnibus Incentive Plan, which vest 50% at grant date, and 50% six months from grant date.

(3)The stock awards disclosed in this item consist of options, as issued under our 2023 Omnibus Incentive Plan, which vest ratably in fourths every six months beginning February 2024

(4) The Compensation Committee granted these stock awards using the closing price on 8/26/2024 of $5.02 as the basis for the award.

Retirement Plans

We do not currently maintain any retirement plans for our employees.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding unexercised options held by each of the named executive officers, as of December 31, 2024:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested (#)
Erez Aminov	980,085	980,085	-	$5.02	8/27/34	-	-	-	-

Michelle Yanez	-	200,000	-	$5.02	8/27/34	-	-	-	-
Christopher Chapman	-	-	-	-		-	-	-	-
Nathen Fuentes	-	-	-	-		-	-	-	-

Option Exercises and Stock Vested

No stock options were exercised by our executive officers during the year ended December 31, 2024.

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

Stock Appreciation Rights

The Administrator may grant SARs, which represent the right of a participant to receive cash in an amount or common stock with a fair market value, equal to the appreciation of the fair market value of a share of common stock during a specified period of time. The 2023 Omnibus Plan provides that the Administrator will determine all terms and conditions of each SAR, including, among other things: (a) whether the SAR is granted independently of a stock option or relates to a stock option, (b) the grant price, which may never be less than the fair market value of our common stock as determined on the date of grant, (c) a term that must be no later than 10 years after the date of grant, and (d) whether the SAR will settle in cash, common stock or a combination of the two.

Performance and Stock Awards

The Administrator may grant awards of shares of common stock, restricted stock, RSUs, performance shares or performance units. Restricted stock means shares of common stock that are subject to a risk of forfeiture or restrictions on transfer, which may lapse upon the achievement or partial achievement of performance goals (as described below) or upon the completion of a period of service. An RSU grants the participant the right to receive cash or shares of common stock, the value of which is equal to the fair market value of one share of common stock, to the extent performance goals are achieved or upon the completion of a period of service. Performance shares give the participant the right to receive shares of common stock to the extent performance goals are achieved. Performance units give the participant the right to receive cash or shares of common stock which is valued in relation to a unit that has a designated dollar value or the value of which is equal to the fair market value of one or more shares of common stock, to the extent performance goals are achieved.

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

Name of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class as of February 4, 2025
Directors and Executive Officers
Erez Aminov	1,009,685	3.28%
Michelle Yanez	24,391	*
Matthew Whalen	12,500	*
Matthew Del Giudice	12,500	*
Edward MacPherson	12,500	*
Craig Eagle	487,805	1.64%

All current directors and officers as a group (6 persons)	1,559,381	5.13%

5% Stockholders
Brian McNulty(1)	10,949,152	34.11%

*Represents beneficial ownership of less than 1%

(1)	Includes (i) 5,406,431 shares held by the Bay Shore Trust, (ii) 1,853,659 shares held by the Celeste J. Williams Lifetime QTIP Trust, (iii) 24,391 shares held directly by Mr. McNulty, (iv) 1,325,646 shared held by Miralogx LLC in which Bay Shore Trust is the beneficial owner and (v) 2,339,025 shares issuable pursuant to a warrant held by the Bay Shore Trust that is immediately exercisable. As trustee for both the Bay Shore Trust and Celeste J. Williams Lifetime QTIP Trust, Mr. McNulty has sole voting and dispositive power over the shares held by each trust, and as such, is deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by each trust. Mr. Jonnie R. Williams, Sr., our founder and the settlor of the Bay Shore Trust, does not have voting or dispositive power over the shares held by the Bay Shore Trust.

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

Line of Credit and Promissory Note with the Bay Shore Trust

On June 15, 2023, we entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by our founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries (the “Bay Shore Trust”). Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), we have the right to borrow up to an aggregate of $5,000,000 from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of our initial public offering. Our right to borrow funds under the Bay Shore Note is subject to the absence of a material adverse change in our assets, operations, or prospects. The Bay Share Note, together with accrued interest, will become due and payable on the second anniversary of the issuance of the note, provided that it may be prepaid at any time without penalty. The Bay Shore Note will accrue interest at a rate equal to 7% per annum, simple interest, during the first year that the note is outstanding and 10% per annum, simple interest, thereafter. The Bay Shore Note is unsecured. As of November 30, 2023, the total amount outstanding under the Bay Shore Note was $1.4 million. The total amount outstanding was converted into 674,637 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement that resulted in a loss of $3.3 million for the year ended December 31, 2023 and a remaining balance as of December 31, 2023 of $0.1 million. Upon the effectiveness of the initial public offering on February 9, 2024, the agreement was terminated.

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

Transactions with MIRALOGX LLC

Since January 1, 2023, MIRALOGX and The Starwood Trust, a separate Trust established by our founder, have advanced funds on behalf of Bay Shore Trust to our company in order to fund operating activities. The total amount advanced and outstanding as of November 30, 2023, was $1.7 million. These advances were converted into 837,841 shares of our common stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement that resulted in a loss of $4.1 million for the year ended December 31, 2023 and a remaining balance as of December 31, 2023 of $0.3 million. As of December 31, 2024, the remaining balances due to Miralogx and Starwood Trust total $0.055 and $0.037 million respectively.

On August 11, 2023, we entered into the Initial MIRALOGX License Agreement with MIRALOGX, which is an intellectual property development and holding company established by our founder and the inventor of Telomir-1, Jonnie R. Williams, Sr. See “Business– Intellectual Property”. MIRALOGX is wholly owned by the Bay Shore Trust, and Mr. Williams does not have voting or dispositive power over the shares of the Company held by Bay Shore Trust, and Mr. Williams is not an officer or director of the Bay Shore Trust. On November 10, 2023, we entered into an amendment to the Initial MIRALOGX License Agreement, pursuant to which we acquired the license to the non-human applications of the “Licensed Products. This amendment was reaffirmed by new management on October 18, 2024.

We were also a party to an Agreement for Shared Lease Costs, dated April 1, 2023, with MIRALOGX and MIRA Pharmaceuticals, Inc., under which we have agreed to pay our pro rata share of the operating usage costs owing by MIRALOGX under an aircraft lease agreement between MIRALOGX and Supera Aviation I LLC (“Supera Aviation”) based on our usage of the leased aircraft each month. No amounts are payable by us under this agreement unless and to the extent we choose to utilize the leased aircraft, and we may discontinue the use of the aircraft and terminate this agreement at any time. Supera Aviation is a company owned by Starwood Trust, a trust established by Mr. Williams. For the year ended December 31, 2024 and December 31, 2023, the Company incurred $0.4 million and $1.77 million, respectively, in expenses under the aircraft lease agreement. The aircraft lease was terminated in April 2024 and no other costs will be incurred under this agreement.

Starwood Trust Line of Credit

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder for the benefit of the founder’s family. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of December 31, 2024, the Company has not borrowed any amounts under the Starwood Note.

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to the Company.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q (where applicable) for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and December 31, 2023 totaled $0.064 million and $0.034 million, respectively.

Additionally, the Company appointed a new audit firm, Salberg & Company P.A (“Salberg”) effective December 19, 2024. The aggregate fees billed by Salberg for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2024 totaled $0.05 million

The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for audit-related fees for the years ended December 31, 2024 and 2023 were $0.051 million and $0.036 million, respectively. The fees were provided in consideration of services consisting of review and update procedures associated with registration statements and other SEC filings.

Tax Fees. There were no fees billed by Salberg & Company P.A for tax services.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and non-audit services provided by Cherry Bekaert LLP and Salberg & Company P.A in 2024 . Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing services provided by Cherry Bekaert LLP and Salberg & Company P.A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of Telomir Pharmaceuticals, Inc.(incorporated by reference to Exhibit 3.1 to Form S-1/A filed December 14, 2023)
3.2	Amended and Restated Bylaws of Telomir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1/A filed December 14, 2023)
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to Form S-1/A filed December 19, 2023)
4.2	Common Stock Purchase Warrant, dated June 15, 2023, between Telomir Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 4.2 to Form S-1/A filed December 14, 2023)
4.3	Form of Common Stock Purchase Warrant, by and between the Company and certain investors from January 2023 through March 2023 (incorporated by reference to Exhibit 4.3 to Form S-1/A filed December 19, 2023)
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to Form 10-K filed March 23, 2024)
10.1	2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1/A filed December 14, 2023)
10.2	Employment Agreement between the Company and Erez Aminov, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2024)
10.3	Employment Agreement by and between the Company and Michelle Yanez, dated June 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 24, 2024)
10.4	Form of Stock Option Award under 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-1/A filed December 14, 2023)
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form S-1/A filed December 14, 2023)
10.6	Amended and Restated License Agreement, dated August 11, 2023, by and between Telomir Pharmaceuticals, Inc. and MIRALOGX LLC (incorporated by reference to Exhibit 10.4 to Form S-1 filed November 14, 2023)
10.7	Amendment No. 1 to Amended and Restated License Agreement, dated November 10, 2023, by and between Telomir Pharmaceuticals, Inc. and MIRALOGX LLC (incorporated by reference to Exhibit 10.5 to Form S-1 filed November 14, 2023)
10.8	Promissory Note and Loan Agreement, dated June 15, 2023, by and between Telomir Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 10.8 to Form S-1/A filed December 14, 2023)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form S-1/A filed December 14, 2023)
19.1	Insider Trading Policy (incorporate by reference to Exhibit 99.5 to Form S-1/A filed December 14, 2023)
21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Form S-1/A filed December 14, 2023)

21.2	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 14.1 to Form 10-K filed March 28, 2023)
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Employment Agreement by and between the Company and Michelle Yanez, dated June 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 24, 2024)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 29, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Form S-1/A filed December 14, 2023)
99.2	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.2 to Form S-1/A filed December 14, 2023)
99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1/A filed December 14, 2023)
99.4	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.4 to Form S-1/A filed December 14, 2023)
99.6	Related Person Transaction Policy and Procedures (incorporated by reference to Exhibit 99.6 to Form S-1/A filed December 14, 2023)

^	Previously filed.
+	Denotes management contract or compensatory plan or arrangement.

TELOMIR PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Telomir Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Telomir Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company raised approximately $6.9 million, used approximately $5.1 million of cash in operations and had a net loss of $16.5 million during the year ended December 31, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024.

Boca Raton, Florida

February 4, 2025

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Telomir Pharmaceuticals, Inc.

Tampa, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Telomir Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses and recurring negative operating cash flows since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We served as the Company’s auditor from 2023 to 2024.

Tampa, Florida

March 29, 2024

Telomir Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$1,266,131	$1,231
Deferred offering costs	-	303,281
Prepaid expenses	57,874	713
Due from related parties	-	130,000
Total current assets	1,324,005	435,225

Deferred financing costs	-	4,338,543

Total assets	$1,324,005	$4,773,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$587,536	$707,187
Due to related parties	93,432	527,377
Related party line of credit	-	101,000
Total current liabilities	680,968	1,335,564

Total liabilities	680,968	1,335,564

Stockholders’ Equity
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 29,762,671 and 28,609,814 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	31,239,895	17,502,346
Accumulated deficit	(30,596,858)	(14,064,142)
Total stockholders’ equity	643,037	3,438,204
Total liabilities and stockholders’ equity	$1,324,005	$4,773,768

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenues	$-	$-

Operating costs:
General and administrative expenses	9,636,333	600,192
Related party travel costs	370,500	1,767,550
Research and development expenses	2,235,341	1,574,306
Total operating costs	12,242,174	3,942,048

Interest income	48,000	-
Interest expense	(4,338,542)	(1,643,049)
Loss on extinguishment of debt	-	(7,486,767)
Net loss	$(16,532,716)	$(13,071,864)
Basic and diluted loss per share	$0.56	$0.48
Basic weighted average common stock shares outstanding	29,539,219	27,304,724

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

Statements of Changes in stockholders’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 1, 2023	26,829,269	$-	$55,000	$(992,278)	$(937,278)
Issuance of common stock, net	268,025	-	910,000	-	910,000
Debt conversion to common stock	1,512,478	-	10,587,346	-	10,587,346
Shares added for fractional shares pursuant to reverse stock split	42	-	-	-	-
Issuance of Warrants	-	-	5,950,000	-	5,950,000
Net loss	-	-	-	(13,071,864)	(13,071,864)
Balances, December 31, 2023	28,609,814	-	17,502,346	(14,064,142)	3,438,204
Issuance of common stock, net	1,142,857	-	6,832,973	-	6,832,973
Exercise of Warrants	10,000	-	37,300	-	37,300
Stock compensation		-	6,867,276	-	6,867,276
Net loss	-	-	-	(16,532,716)	(16,532,716)
Balances, December 31, 2024	29,762,671	$-	$31,239,895	$(30,596,858)	$643,037

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

statements of cash flows

	Year Ended December 31,
	2024	2023
Cash flows from Operating activities
Net loss	$(16,532,716)	$(13,071,864)
Adjustments to reconcile net loss to net cash from operations
Stock-based compensation expense	6,867,276	-
Credit loss expense- loan due from related party	130,000	-
Loss on extinguishment of debt	-	7,486,767
Amortization of debt issuance costs	4,338,543	1,611,458
Change in operating assets and liabilities:
Trade accounts payable and accrued expenses	183,629	114,556
Prepaid expenses	(57,160)	(713)
Net cash used in operating activities	$(5,070,428)	$(3,859,796)

Cash Flows from Financing activities
Payment of deferred offering costs	-	(255,970)
Payments under related party line of credit	(101,000)	-
Proceeds from (payments to) due to/from related party	(433,945)	1,663,164
Borrowings under related party line of credit	-	1,452,414
Proceeds from warrant exercises	37,300	-
Proceeds from sale of common stock	6,832,973	1,000,000
Net cash provided by financing activities	6,335,328	3,859,608

Net increase (decrease) in cash	1,264,900	(188)
Cash, beginning of year	1,231	1,419
Cash, end of year	$1,266,131	$1,231

Supplemental disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental schedule of non-cash financing activities:
Issuance of warrants on related party line of credit	$-	$5,950,000
Accrued offering expense	$-	$90,000
Debt conversion to common stock	$-	$3,100,579
Advances to affiliates	$-	$130,000
Deferred offering costs charged to additional paid-in capital	$303,281	$-

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

The Company recorded $0.13 million during the year ended December 31, 2023 for advances made to a related party. These advances were deemed to be not collectible at December 31, 2024 and charged to operations.

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

Note 1. Description of business and summary of significant accounting policies

Overview

Telomir Pharmaceuticals, Inc. (“Telomir” or the “Company”) was formed in August 2021 and is a Florida incorporated pre-clinical stage biopharmaceutical company that is developing its licensed product candidate, Telomir-1, a novel small molecule designed to lengthen the DNA’s protective telomere caps, which are crucial in the aging process. The Company’s goal is to explore the potential of Telomir-1 starting with ongoing research in animals and then in humans.

Telomeres are the protective end caps of a chromosome made up of DNA sequences and proteins. As humans age, telomeres shorten, with metal reactivity accelerating the process, which presents humans and pet animals with an increased chance of contracting a number of degenerative and age-related diseases. Telomir’s goal is to develop and gain regulatory approval for Telomir-1, proposed to be dosed orally, with the broader aim of promoting longevity and enhancing overall quality of life.

Substantive operations began in late 2022 and the Company’s initial Investigative New Drug (“IND”) application is anticipated to be filed with the U.S. Food and Drug Administration (“FDA”) in second half of 2025. National phase filings are expected to be made during the first quarter of 2026.

As  used herein, the Company’s common stock, no par value per share, is referred to as the “Common Stock” and the Company’s preferred stock, no par value per share, is referred to as the “Preferred Stock”.

Reverse Stock Split

Effective December 11, 2023, the Company completed a reverse stock split of its outstanding common stock upon the filing of the Company’s Second Amended and Restated Articles of Incorporation with the Florida Secretary of State. No fractional shares were or will be issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were and will be rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding warrants, and the exercise price of such warrants, have been adjusted to reflect the reverse stock split. Unless otherwise noted, all share and per share information in this Report retrospectively reflects the reverse stock split. (See Note 6 “Common Stock”).

 Initial public offering

On February 13, 2024, the Company closed its initial public offering (the “IPO”) consisting of 1,000,000 shares of Common Stock at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $1.2 million, the net proceeds to the Company were $5.8 million. The Common Stock began trading on The Nasdaq Capital Market on February 9, 2024 under the symbol “TELO” (See Note 6 “Common Stock”).

Revenue recognition

The Company currently has no source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company

Income taxes

The Company accounts for income taxes pursuant to the provision of Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Research and development expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties, such as contract research organizations and consultants, who conduct research and development activities on behalf of the Company.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from such estimates and such differences could be material. Significant estimates during the reporting periods include stock-based compensation and the deferred tax asset valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions are insured by the FDIC up to $250,000. On December 31, 2024 and 2023, the Company had cash in excess of FDIC limits of approximately $1.0 million  and $0.0 million, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

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

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

Fair Value Measurements and Financial Instruments

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

Earnings per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the year ended December 31, 2024 and December 31, 2023 include the shares of the Company issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. As of December 31, 2024 there were 2,814,057 stock warrants and 2,352,670 stock options that were not included in the computation of diluted earnings per share, because to do so would have an antidilutive effect. As of December 31, 2023 there was 2,774,057 stock warrants that were not included in the computation of diluted earnings per share, because to do so would have an antidilutive effect.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of December 31, 2024, the Company had cash of approximately $1.3 million. The Company raised approximately $6.9 million in 2024 and used approximately $5.1 million of cash in operations during the year ended December 31, 2024, had a net loss of $16.5 million in 2024 and had stockholders’ equity of approximately $0.6 million at December 31, 2024, versus stockholders’ equity of approximately $3.4 million at December 31, 2023.

Historically, the Company has been primarily engaged in developing Telomir-1. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings-see Note 4 and an initial public offering – see Note 1. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing this Annual Report, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date the financial statements are issued.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

Note 3. License agreement, related party

The Company licenses the U.S. patent rights for the use of Telomir-1 in human applications from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company.

On August 11, 2023, (the “Effective Date”), the Company and MIRALOGX entered into an Amended and Restated Exclusive License Agreement, under which the Company has the exclusive perpetual right and license under the above-described patent rights to make, have made, use, and sell “Licensed Products” in the U.S. for human uses and preclinical studies and activities of any kind conducted in furtherance of obtaining regulatory approval or commercialization for human uses (the “MIRALOGX License Agreement”). On November 10, 2023, the Company and MIRALOGX entered into the Amendment No. 1 to the Amended and Restated License Agreement, pursuant to which the field of use relating to the license was amended to include therapeutic treatments and other medical or health uses in animals, in addition to humans, and related preclinical studies and activities conducted in furtherance of obtaining regulatory approval for and commercialization of veterinary, in addition to human, therapeutic treatments and uses (together with the “Initial MIRALOGX License Agreement, the “MIRALOGX License Agreement”). “Licensed Product” is defined in the agreement as a drug product containing as an active agent 2,4,6-tris(3,4-dihydro-2H-pyrrol-2-yl) pyridine or a pharmaceutically acceptable salt, ester, or solvate thereof. The Company also has the right to grant corresponding sublicenses under the licensed patent rights. The MIRALOGX License Agreement provides for the payment to MIRALOGX of an 8% royalty (payable quarterly) on the Company’s net sales of Licensed Products by the Company or its sublicensees and on non-royalty bearing milestone revenue. There are no up-front, execution, or milestone payments in the license agreement. Further, no payments have been made to date under the agreement.

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

Note 4. Related party balances and transactions

Due from related parties- During the year ended December 31, 2023, the Company provided working capital advances to companies under common control. These advances were due on demand and are non-interest bearing. Amounts due from related parties as of December 31, 2023 were $0.13 million. In 2024, the company under common control was dissolved and therefore the amount due become uncollectable and was written off and reflected as credit loss expense, which is included in general and administration expenses. As of December 31, 2024, there was no amount due from related parties.

Due to related parties- During the years ended December 31, 2024 and December 31, 2023, the Company received working capital advances from companies under common control. These advances were due on demand and are non-interest bearing. During the year ended December 31, 2023, advances in the amount of $1.7 million were converted into 837,841 shares of our common stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) at a conversion rate of $2.05 per share resulting in a loss on the conversion of debt of $4.1 million. Following the conversion, $0.5 million of advances remained outstanding as of December 31, 2023. During the year ended December 31, 2024, there were advances received by the Company in the amount of $0.1 million for payments made regarding studies on behalf of Telomir and repayments made to related parties in the amount of $0.5 million. As of December 31, 2024 $0.1 million remained outstanding.

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

Bay Shore Trust Line of Credit

On June 15, 2023, the Company entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by the Company’s founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), the Company had the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of the Company’s IPO. As of December 31, 2024, the line of credit is no longer available as the IPO was completed in February 2024.

In consideration of the loan facility provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a Common Stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of Common Stock at an exercise price of $3.73 per share (See Note 6).

During the year ended December 31, 2023, the Company received $1.5 million in advances from a line of credit from Bay Shore Trust. On November 30, 2023, $1.4 million was converted into 674,637 shares of our Common Stock (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) at a conversion rate of $2.05 per share resulting in a loss on the conversion of debt of $3.3 million, with $0.1 million outstanding as of December 31, 2023. As of December 31, 2024, the line of credit has been paid in full and is no longer outstanding.

Starwood Trust Line of Credit and Stock Purchase Agreement

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder, Jonnie R. Williams, Sr. who is the sole owner of Bay Shore Trust as well as our largest shareholder, and under which various of his family members are beneficiaries. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until September 24, 2026, the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects The Starwood Note contains default provisions in which in the event of the Company misses payment, makes false representations, fails to comply in any material respect to covenants, files for bankruptcy, or experiences a material adverse change in is assets or operations than the Company is considered in default and the entire unpaid principal and accrued interest is due immediately. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of December 31, 2024, the Company has not borrowed any amounts under the Starwood Note.

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to the Company.

License agreement - See Note 3.

Related Party Travel Costs

On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs (the “Shared Agreement”) with MIRALOGX, LLC, a related party under which we have agreed to pay our pro rata share of the operating usage costs owing by MIRALOGX under an aircraft lease agreement between MIRALOGX and Supera Aviation I LLC (“Supera Aviation”) based on our usage of the leased aircraft each month. No amounts are payable by the Company under this agreement unless and to the extent the Company chooses to utilize the leased aircraft, and the Company may discontinue the use of the aircraft and terminate this agreement at any time. Supera Aviation is a company owned by Starwood Trust, a trust established by Mr. Williams, the Company’s founder and largest shareholder. For the year ended December 31, 2024 and December 31, 2023, the Company incurred $0.37 million and $1.77 million, respectively, in expenses under the aircraft lease agreement. The aircraft lease was terminated in April 2024 and no other costs will be incurred under this agreement (See Note 5 Variable lease costs).

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

Related Party Rental Agreement- see Note 5 for Variable lease costs.

Note 5. Leases

The Company’s former corporate headquarters was located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2022 and expired in April 2024. The lease was not renewed.

To align with the accounting and administrative staff detailed below, the Company moved all remaining corporate activities in April 2024 to the shared space in Tampa, Florida referenced below within variable lease costs. In September 2024, the Company decided to no longer utilize the shared space and moved to a virtual office model and does not have a physical office space as of December 31, 2024.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor for the former corporate headquarters in Baltimore, Maryland. Variable lease costs related to the usage of the MIRALOGX airplane include usage expenses, which includes pilot expenses, jet fuel and general flight expenses that totaled to $0.32 million in 2024 and $1.3 million in 2023

Beginning August 1, 2023, the Company’s accounting and administrative staff began sharing office space with a related party in Tampa, Florida. During the year ended December 31, 2024, this variable least cost related to the Tampa, Florida space totaled $0.02 million.

The components of lease expense were as follows:

	Year ended December 31,
	2024	2023
Lease Costs
Operating lease cost
Operating lease	$55,667	$14,869
Variable lease costs	336,656	1,778,884
Total lease cost	$392,323	$1,793,753

Note 6. Stockholders’ equity

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Reverse Stock Split

Effective December 11, 2023, the Company completed a reverse stock split of its outstanding common stock upon the filing of the Company’s Second Amended and Restated Articles of Incorporation with the Florida Secretary of State. No fractional shares were or will be issued in connection with the reverse stock split, and all such fractional shares resulting from the reverse stock split were and will be rounded up to the nearest whole number. The shares issuable upon the exercise of our outstanding warrants, and the exercise price of such warrants, have been adjusted to reflect the reverse stock split. Unless otherwise noted, all share and per share information in this Report retrospectively reflects the reverse stock split.

Common Stock

During the year ended December 31, 2023, the Company conducted a private placement offering in which 268,025 shares were issued for a total of $0.9 million in net proceeds to the Company.

On February 13, 2024, the Company closed its initial public offering consisting of 1,000,000 shares at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $1.2 million, the net proceeds to the Company were $5.8 million (the “IPO”).

On December 9, 2024, Starwood Trust, a related party, entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to the Company.

During the year ended December 31, 2024, deferred offering costs from December 31, 2023 of $303,281 and offering costs of $863,744 incurred in 2024 were charged against additional paid in capital.

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

Warrants

In connection with various transactions and the IPO summarized below, the Company issue stock warrants. Warrant activity for the year ended December 31, 2024 is summarized below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual		Aggregate
	Warrants	Price	Term (Years)		Intrinsic Value
Balance Outstanding as January 1, 2023	-	$-	-		-
Granted	2,774,057	$4.85	5.0	(1)	-
Balance Outstanding as December 31, 2023	2,774,057	$4.85	4.5	(1)	-
Granted	50,000	$7.00	3.2		-
Exercised	(10,000)	$3.73	-		-
Balance Outstanding as December 31, 2024	2,814,057	$4.97	3.49	(2)	-
Exercisable, December 31, 2024	2,814,057	$4.97	3.49	(2)	-

(1)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,439,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 4.5 years as of December 31, 2023, and 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term. See disclosures below for more information on these warrants
(2)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,429,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 3.5 years as of December 31, 2024, 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term, and 50,000 warrants issued to underwriters as part of the IPO with a remaining contractual life of 3.2 years. See disclosures below for more information on these warrants

Private placement Warrants

During the year ended December 31, 2023, the Company issued to the 2023 Private Placement investors a Common Stock warrant the right to purchase up to 268,025 shares of common stock at an exercise price of $15.42 per share. The Company also issued to the placement agent a Common Stock warrant the right to purchase up to 67,007 shares of common stock at an exercise price of $3.73 per share. Both issuances of warrants are immediately vested and will be exercisable any time until the day that is one year plus ninety days from the date an IND filing is made with the FDA.

Bay Shore Trust Warrants (Note 4)

In consideration of the line of credit provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a common stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of common stock at an exercise price of $3.73 per share. This warrant will expire five years after the date of grant.. The fair value of the warrants were estimated on the grant date using the Black-Scholes valuation model and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, which resulted in $5.95 million of deferred financing costs. This cost was recorded as deferred financing costs and additional paid in capital on the accompanying balance sheet and is amortized straight-line over the term of the line of credit (which is 24 months). Associated amortization of deferred finance costs is recorded to interest expense on the income statement of operations. The line of credit expired upon the IPO occurring in February 2024, and as such the remaining deferred financing costs associated with the warrant was fully amortized to interest expense. As of December 31, 2024, the warrant is fully amortized.

On November 22, 2024, Bay Shore Trust transferred 100,000 warrants to an unaffiliated party as part of a gift transfer.

In December 2024, 10,000 Common Stock warrants were exercised at an exercise price of $3.73 per share and the Company issued 10,000 shares of Common Stock upon such exercise in exchange for $37,300 delivered to the Company.

Key assumptions used to value warrants during the year ended December 31, 2023 are as follows:

Expected price volatility	78.08%
Risk-free interest rate	3.91%
Fair Market Value of underlying Common Stock	$1.190
Expected term in years	5 years
Dividend yield	-

Underwriter warrants

In connection with the IPO in February 2024, the Company issued 50,000 warrants to purchase Common Stock to the IPO underwriter (or its designees) at an exercise price of $7.00 which are exercisable immediately and expire in the four-and-a-half-year period commencing six months after the commencement of sales in the IPO. The warrants provide for registration rights (including a one-time demand registration right and piggyback registration rights that expire 5 years from the commencement of sales of the offering) and customary anti-dilution provisions as permitted under FINRA Rule 5110(g)(8). The fair value of the warrants were estimated on the grant date using the Black-Scholes valuation model and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, which resulted in $0.2 million of equity issuance costs. The warrants were considered equity issuance costs and therefore there was no financial statement impact during the year ended December 31, 2024.

Key assumptions used to value underwriter warrants in February 2024 are as follows:

Expected price volatility	84.78%
Risk-free interest rate	4.14%
Fair Market Value of underlying Common Stock	$7.01
Expected term in years	5 years
Dividend yield	-

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

2023 Omnibus Incentive Plan

In December 2023, the Company’s Board of Directors adopted the Company’s 2023 Omnibus Incentive Plan, (“2023 Omnibus Plan”). The 2023 Omnibus Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants

The 2023 Omnibus Plan provides that 6,500,000 shares of the Company’s Common Stock are reserved for issuance under the 2023 Omnibus Plan, all of which may be issued pursuant to the exercise of incentive stock options.

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

During the year ended December 31, 2024, a total of 2,370,170 options to purchase Common Stock, with an aggregate fair market value of approximately $9.1 million with a weighted average fair value per share of $3.83 were granted to the members of the Company’s Board of Directors, executive officers, employees and consultants of the Company. The options have an exercise price of $5.02, a term of 10 years from the grant date, and vest over various terms ranging from immediate vesting upon grant to the second anniversary of the grant date.

The following is option activity during the year ended December 31, 2024.

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding as January 1, 2024	-	$-	$-
Options granted	2,370,170	5.02	-
Forfeitures	(17,500)	5.02	-
Outstanding as December 31, 2024	2,352,670	$5.02	$-

As of December 31, 2024, options exercisable totaled 2,352,670. The Company recognized approximately $6.9 million in stock-based compensation in 2024. There are approximately $2.2 million of unrecognized compensation cost related to non-vested share-based compensation awards, which will be expensed through 2026.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Price
$5.02	2,352,670	9.6	$5.02	1,046,335	$-

Key assumptions used to value stock options during the year ended December 31, 2024, are as follows:

Expected volatility	88.8%-90.4%
Risk-free interest rate	3.7%
Exercise price	$5.02
Expected term (in years)	5.1 to 5.62 years
Dividend yield	-

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2024 and 2023

Note 7 – Income Taxes

The significant components of the Company’s net deferred tax assets are as follows as of December 31:

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carry-forward	$4,427,679	$288,379
Section 174 Qualified Research Expenditures	995,500	526,248
Stock Compensation	1,680,019	-
R&D Credit	51,278	-
Other	28,007	31,724
	7,182,483	846,351
Less: valuation allowance	(7,182,483)	(846,351)
	-	-
Deferred tax liabilities
Total net deferred tax asset	$-	$-

Beginning in 2022, in accordance with Internal Revenue Code Section 174, Qualified Research Expenditures are capitalized for tax purposes and amortized over a period of five years. Accordingly, for income tax purposes, and as of December 31, 2024 and December 31, 2023, the Company has recorded a deferred tax asset totaling approximately $1.0 million and $0.5 million, respectively, related to the timing difference between GAAP and Tax recognition of these expenditures.

The components of the provision for income taxes consist of the following:

	December 31,
	2024	2023
Deferred tax:
Deferred benefit	$(7,182,483)	$(846,351)
Change in valuation allowance	7,182,483	846,351
Total deferred	-	-
Total provision for income taxes	$-	$-

ASC Topic 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company has recorded a full valuation allowance against its deferred tax assets generated by net operating loss carryforwards as it has determined that such amounts may not be recognizable, given the historical losses of the Company to date. As of December 31, 2024, the Company has a cumulative federal net operating loss carryforward of approximately $17.4 million. The net operating loss carryforwards have no expiry date.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2024
	Amount	Rate
Book Loss	$16,532,716

Tax Benefit at U.S. Federal Statutory Rate	(3,471,870)	21.00%
State Taxes, Net of Federal Benefit	(718,347)	4.35%
Change in Valuation Allowance	6,336,132	(38.32)%
Permanent Items	(2,182,803)	13.20%
State Rate Change	36,888	(0.22)%
Net actual effective rate	$-	-%

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: February 4, 2025	By:	/S/ Erez Aminov
	Name:	Erez Aminov
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Michelle Yanez
	Name:	Michelle Yanez
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Aminov	Chief Executive Officer and Chairman	February 4, 2025
Erez Aminov	(Principal Executive Officer)

/s/ Michelle Yanez, MBA	Chief Financial Officer	February 4 , 2025
Michelle Yanez, MBA	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Craig Eagle	Director	February 4 , 2025
Dr. Craig Eagle

/s/ Ned MacPherson.	Director	February 4 , 2025
Ned MacPherson.

/s/ Matthew Pratt Whalen, CPA	Director	February 4 , 2025
Matthew Pratt Whalen, CPA

/s/ Matthew P. Del Giudice	Director	February 4 , 2025
Matthew P. Del Giudice

75