Form 10-Q
period 2025-03-31
Telomir Pharmaceuticals, Inc.
filed 2025-05-14
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 001-41952

Telomir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	87-2606031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 SE 2nd St, Suite 200 #1009 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):

(786) 396-6723

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

As of May 14, 2025, there were 29,762,671 shares of registrant common stock issued and outstanding.

TELOMIR PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q

TELOMIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025 (unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$402,999	$1,266,131
Prepaid expenses	88,189	57,874
Total current assets	491,188	1,324,005

Total assets	$491,188	$1,324,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable and accrued liabilities	$558,862	$587,536
Due to related parties	93,432	93,432
Total current liabilities	652,294	680,968

Total liabilities	$652,294	$680,968

Stockholders’ Equity (Deficit)
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 29,762,671 and 29,762,671 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	32,615,580	31,239,895
Accumulated deficit	(32,776,686)	(30,596,858)
Total stockholders’ equity (deficit)	(161,106)	643,037
Total liabilities and stockholders’ equity (deficit)	$491,188	$1,324,005

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$-	$-

Operating costs:
General and administrative expenses	1,850,786	741,541
Related party travel costs	-	370,500
Research and development expenses	336,996	804,023
Total operating costs	2,187,782	1,916,064

Interest income (expense), net	7,954	(4,338,543)
Net loss	$(2,179,828)	$(6,254,607)
Basic and diluted loss per share	$(0.07)	$(0.23)
Weighted average common stock shares outstanding	29,762,671	29,276,481

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances, December 31, 2023	28,609,814	$-	$17,502,346	$(14,064,142)	$3,438,204
Issuance of common stock for cash, net	1,000,000	-	5,832,973	-	5,832,973
Net loss	-	-	-	(6,254,607)	(6,254,607)
Balances, March 31, 2024	29,609,814	$-	$23,335,319	$(20,318,749)	$3,016,570

Balances, December 31, 2024	29,762,671	-	31,239,895	(30,596,858)	643,037
Stock based compensation	-	-	1,375,686	-	1,375,686
Net loss	-	-	-	(2,179,828)	(2,179,828)
Balances, March 31, 2025	29,762,671	$-	$32,615,580	$(32,776,686)	$(161,106)

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,179,828)	$(6,254,607)
Adjustments to reconcile net loss to net cash from operating activities
Amortization of debt issuance costs	-	4,338,543
Stock-based compensation expense	1,375,686	-
Change in operating assets and liabilities:
Trade accounts payable and accrued expenses	(28,675)	74,744)
Prepaid expenses	(30,315)	(98,095
Net cash flows from operating activities	$(863,132)	$(1,939,415)
Financing activities:
Payments under related party line of credit	-	(101,000
Payments to related party	-	(519,475)
Proceeds from sale of common stock	-	5,832,973
Net cash flows from financing activities	-	5,212,498

Net change in cash and cash equivalents	(863,132)	3,273,083
Cash and cash equivalents, beginning of period	1,266,131	1,231
Cash and cash equivalents, end of period	$402,999	$3,274,314
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Overview

Telomir-1 is a novel oral small molecule metal ion regulator designed to extend telomere caps, maintain cellular balance, and combat oxidative stress, a key driver of aging and disease progression. By modulating essential metal ions such as iron, and copper, Telomir-1 may help protect against age related conditions, including Progeria (a rare genetic disorder that causes rapid aging in children), Wilson’s disease (a genetic disorder leading to toxic copper buildup in the body), and Age-related Macular Degeneration (AMD), as well as Type 2 Diabetes, cancer, and Alzheimer’s disease. Oxidative stress also plays a critical role in the propagation and severity of viral infections like bird flu, where the virus triggers an imbalance between increased production of reactive oxygen species (ROS) and reduced antioxidant host responses that leads to increased redox stress, a process which ultimately excessive weakens immune defenses, increases inflammation, and enables enhanced viral replication. By reversing oxidative stress, Telomir-1 may help strengthen immune resilience and reduce disease severity, offering broad therapeutic potential across both age-related and infectious diseases. Telomeres are repetitive DNA sequences at the end of chromosomes that protect the chromosomes from becoming frayed or tangled. Each time a cell divides, the telomeres become slightly shorter, and eventually they become so short that the cell can no longer divide, with the result being that the cell dies. Effectively, telomeres protect the ends of our chromosomes by forming a cap, much like the plastic tip on shoelaces, thereby allowing the chromosome to be replaced properly during cell division. If demonstrated by future clinical trials and approved by the U.S. Food and Drug Administration, or FDA, we believe Telomir-1 may protect variable cells by elongating and stimulating the telomeres to sustain self-renewal and longevity. Based on our preclinical studies, we have gathered experimental evidence suggesting that Telomir-1 may act as a regulator of essential metal ions such as iron, zinc, and copper. While these trace elements are critical for various physiological functions, imbalances—whether due to excess or deficiency —can drive oxidative stress, leading to cellular damage, telomere shortening, and accelerated aging. This oxidative burden is also linked to age-related conditions and certain cancers. We believe Telomir-1 has the potential to protect cells in situ by mitigating metal overload, particularly of iron and copper, which are known to accelerate oxidative stress and contribute to telomere attrition. By modulating ion levels and reducing oxidative damage, Telomir-1 may help preserve telomere integrity, restore cellular homeostasis, and enhance overall cell resilience, potentially slowing down age-related degeneration. Additionally, by reversing oxidative stress, Telomir-1 may help mitigate the severity of viral infections such as bird flu by strengthening cellular defense mechanisms and improving immune system function, potentially reducing disease progression and severity.

Basis of presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Regulation S-X. These financial statements do not include all information and notes required by GAAP for annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s  Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. Additionally, certain prior period amounts have been reclassified to conform to current period presentation in accompanying unaudited condensed consolidated financial statements.

Research and development expense

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions is insured by the FDIC up to $250,000. On March 31, 2025, the Company had cash in excess of FDIC limits of approximately $0.2 million. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company deems these institutions to be of high caliber and, to date, has not experienced any losses related to these holdings.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

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

Level 1 - quoted prices in active markets for identical assets or liabilities.

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Earnings (loss) per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share”. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. During the three months ended March 31, 2025 and 2024, outstanding aggregate stock options and warrants of 5,154,227 and 2,824,057, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard will be effective beginning in fiscal year 2025, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s results of operations or financial position.

Note 2. Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of March 31, 2025, the Company had cash of approximately $0.4 million. The Company has used approximately $0.9 million of cash in operations during the three months ended March 31, 2025, had a net loss of $2.2 million in the three months ended March 31, 2025 and had stockholders’ deficit and a working capital deficit of approximately $0.2 million, versus stockholders’ equity of approximately $0.6 million at December 31, 2024.

Historically, the Company has been primarily engaged in developing Telomir-1. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through its initial public offering in February 2024, and related party financings-see Note 4. Additional sources of financing will be required by the Company to continue operations and its Telomir-1 programs. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing this report, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. License agreement, related party:

The Company licenses the U.S. patent rights for the use of Telomir-1 in human applications from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company established by Jonnie R. Williams, Sr., the founder of the Company and the sole inventor of Telomir-1.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

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

Note 4. Related party transactions:

Due to related parties- The Company received working capital advances from companies under common control. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2024, there were advances received by the Company in the amount of $0.1 million for payments made regarding studies on behalf of Telomir. No additional activity has occurred as of March 31, 2025, and $0.1 million remains outstanding.

Starwood Trust Line of Credit-

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder for the benefit of the founder’s family. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of March 31, 2025, the Company has not borrowed any amounts under the Starwood Note.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to the Company.

License agreement - See Note 3.

Note 5. Stockholders’ equity (deficit):

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

ATM Agreement

On February 14, 2025, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $100,000,000. As of March 31, 2025, the Company has not sold any shares under the ATM Agreement. (See Note 8.)

Warrants

In connection with various transactions and the IPO summarized below, the Company issued stock warrants. Warrant activity for the three months ended March 31, 2025 and 2024 is summarized below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual		Aggregate Intrinsic
	Warrants	Price	Term (Years)		Value
Outstanding as December 31, 2023	2,774,057	$4.85	4.5	(1)	-
Granted	50,000	$7.0	4.1		-
Outstanding as March 31, 2024	2,824,057	$4.89	4.49		-

Outstanding as December 31, 2024	2,814,057	$4.97	3.49	(2)	-
Granted	-	$-	-		-
Outstanding as March 31, 2025	2,814,057	$4.97	3.2	(2)	-
Exercisable, March 31, 2025	2,814,057	$4.97	3.2	(2)	-

1)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,429,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 4.5 years as of December 31, 2023, and 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term. See disclosures below for more information on these warrants.

(2)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,429,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 3.2 years as of March 31, 2025, 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term, and 50,000 warrants issued to underwriters as part of the IPO with a remaining contractual life of 2.9 years. See disclosures below for more information on these warrants.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

Underwriter warrants

In connection with the IPO in February 2024, the Company issued 50,000 warrants to purchase common stock to the IPO underwriter (or its designees) at an exercise price of $7.00 are exercisable immediately and will expire in the four-and-a-half-year period commencing six months after the IPO. The warrants will be exercisable at any time and from time to time, in whole or in part. The warrants provide for registration rights (including a one-time demand registration right and piggyback registration rights that expire 5 years from the commencement of sales of the offering) and customary anti-dilution provisions as permitted under FINRA Rule 5110(g)(8).

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

The following is option activity during the three months ended March 31, 2025.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as December 31, 2024	2,352,670	$5.02	9.6	$-
Options granted	-	$-	-	$-
Forfeitures	(12,500)	$5.02	5.02	$-
Outstanding as March 31, 2025	2,340,170	$5.02	9.4	$-
Exercisable, March 31, 2025	2,073,920	$5.02	9.4	$-

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

As of March 31, 2025, options exercisable totaled 2,073,920. The Company recognized approximately $1.4 million in stock-based compensation in the three months ended March 31, 2025. There is approximately $0.8 million of unrecognized compensation cost related to non-vested share-based compensation awards, which will be expensed through 2026.

Note 7. Segment Information

The Company operates in one reportable segment related to the development and commercialization of pharmaceuticals targeting neurologic and neuropsychiatric disorders. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies within Note 1. The CEO assesses performance for the Company and decides how to allocate resources based on the aggregate net loss that is also reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheets as total assets.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended March 31,
	2025	2024
Revenues	$—	$—
Less segment expenses:
Research and development	336,996	804,023
Related party travel costs	-	370,500
General and administrative	1,850,786	741,541
Loss from operations	$2,187,872	1,916,064
Plus:
Interest income (expense),net	7,954	(4,338,543)
Segment net loss	$(2,179,828)	$(6,254,607)

Note 8. Subsequent Events

ATM Offering

From April 1, 2025  through May 13, 2025, under the ATM Agreement, the Company sold and issued 18,300 shares of Common Stock at a weighted average price per share of $2.67, and received net proceeds of approximately $47,769, after deducting commissions and other fees in the amount of approximately $1,000.

Executive Incentive Compensation Program

On May 14, 2025, the compensation committee (the “Committee”) of Telomir Pharmaceuticals, Inc. (the “Company”) adopted the Company’s Executive Incentive Compensation Plan (the “EICP”) for Erez Aminov, its Chairman and Chief Executive Officer. The EICP was approved by the Committee following greater presentation of the EICP to the board of directors of the Company (the “Board”). The specific terms of the EICP were prepared by the Board’s independent compensation consultant.

Under the EICP, Mr. Aminov is eligible to receive an annual target bonus of $300,000, with a threshold value of $150,000 and a maximum bonus of up to $600,000 (the “Annual Target Bonus”). The Annual Target Bonus is equally weighted (though as adjusted as appropriate) based on the following three components: (i) achievement of clinical milestones for the Company’s drug candidates, (ii) entering into certain strategic partnerships, and (iii) achieving capital raise milestones. Each component under the 2025 Program may be achieved and a corresponding payout made independent of the other components, but only after such component meets the minimum threshold of $50,000 before any bonus payments will be made.

Under the EICP, Mr. Aminov will be eligible until 2032 for certain long-term incentives based upon the Company reaching certain market capitalization values, raising capital, and the progress of the Company’s drug candidates. Any awards or grants received by Mr. Aminov under the EICP is subject to prior board approval. As the awards have not been granted officially through board approval, there is no grant date under ASC 718, and therefore no measurement date for the value of such awards

Mr. Aminov will also be entitled to an amount equal to 3% of the total value of any mergers and acquisition or strategic transactions completed by the Company.

The Board and the Committee, each in its sole discretion, generally retain the right to amend, supplement, supersede or cancel any awards under the EICP for any reason, and reserve the right to determine whether and when to pay out any bonus amounts pursuant to or outside of the EICP, regardless of the achievement of the performance targets.

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

Background of the Company

Telomir-1 is a novel oral small molecule designed to regulate essential metal ions—such as iron, copper, and zinc—that are associated with oxidative stress, telomere shortening, and cellular aging. By modulating these ions, Telomir-1 is intended to support metal homeostasis, reduce oxidative imbalance, and help preserve telomere integrity. This approach is based on emerging research indicating that metal ion dysregulation can accelerate oxidative stress and contribute to cellular decline. Preclinical studies have shown that Telomir-1 may influence pathways involved in telomere maintenance and cellular protection, supporting its potential as a therapeutic candidate for further development in age-related conditions.

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

We had net losses of $2.2 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively.

Highlights-Three Months Ended March 31, 2025

● On January 7, 2025, we announced a preclinical progeria lifespan study conducted in collaboration with Nagi Bioscience SA. Utilizing C. elegans (nematode) models, in which the study demonstrated restoration of shortened lifespan and normalization of accelerated aging with Telomir-1.

● On January 28, 2025, we announced that our studies demonstrated the ability of Telomir-1 to fully reverse copper-induced elevation of ROS and provide robust cellular protection against copper toxicity.

● On February 18, 2025, we announced that our studies had demonstrated the ability of Telomir-1 to significantly reverse copper and iron-induced elevation of Reactive Oxygen Species (ROS).

● On February 21, 2025, we announced that Telomir-1 had successfully captured and stabilized both Silver(I) (Ag⁺) and the highly reactive Silver(II) (Ag²⁺) in a biologically compatible form.

● On February 26, 2025, we announced that Telomir-1 fully reverses calcium dysregulation-an often-overlooked yet fundamental driver of cell death, aging, and disease progression-in multiple human cell lines.

● On March 19, 2025, we announced that Telomir-1 reduces tumor size by approximately 50% in a prostate cancer animal model using highly aggressive human prostate cancer cells.

● On May 7, 2025, we announced new preclinical data showing that our lead oral drug candidate, Telomir-1, reverses multiple hallmarks of cellular decline across several human cell lines. The findings include improved mitochondrial activity, reduced oxidative stress, restored calcium balance, and protection from toxic metal effects-offering a mechanistic foundation for our new research initiatives in autism spectrum disorder (ASD) and spasmodic dysphonia (SD

Components of Our Results of Operations

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

Results of Operations

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Research and Development Expenses. During the three months ended March 31, 2025, we incurred $0.4 million in research and development expenses, which were primarily related to toxicology studies, pre-clinical research projects and related manufacturing for pre-clinical research projects. We incurred $0.8 million in research and development expenses during the three months ended March 31, 2024, relating to initial payments for toxicology studies and consulting arrangements. Research and development expenses represent costs incurred to conduct research and development of our product candidate and consist primarily of contracted pre-clinical research and manufacturing, toxicology, consulting arrangements and other expenses incurred to advance the Company’s research and development activities. The main driver in the decrease year over year relates to the Company making a focused effort to conserve cash until additional funding is secured.

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

General and Administrative Expenses. We incurred $1.9 million and $0.7 million in general and administrative expenses during the three months ended March 31, 2025 and 2024, respectively. The increase is primarily due to an increase in stock compensation expense of $1.4 million related to Company management and employees, insurance costs of $0.1 million, wage expense of $0.2 million, and legal, accounting, and filing fees of $0.2 million. General and administrative expenses consist of administrative functions, as well as fees paid for legal, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Related Party Travel Costs. We did not incur any related party travel costs during the three months ended March 31, 2025. We incurred $0.4 million during the same period ended March 31, 2024 in connection with the lease of and use of an airplane with an entity under common control. The Company will not participate in the use of the airplane after March of 2024 and, pursuant to the terms of the agreement, constitutes no further obligation under the agreement.

Interest income (expense). We earned $0.01 million in interest income during the three months ended March 31, 2025 relating primarily to money market interest. We incurred $4.3 million in interest expense during the three months ended March 31, 2024. The 2024 interest expense consists of the amortization of the deferred financing costs on warrants issued on the related party line of credit that is no longer open.

Liquidity and Capital Resources

Sources of Liquidity

Since the Company’s inception in August 2021, we have financed our operations primarily through an unsecured line of credit with a major shareholder and an affiliated company, through a $1.0 million private placement of shares of our common stock that occurred during the first quarter 2023 at $3.73 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023), and through our IPO that occurred in February 2024. We intend to finance our clinical development programs and working capital needs from existing cash, and our effective shelf registration statement.

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder for the benefit of the founder’s family. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of March 31, 2025, the Company has not borrowed any amounts under the Starwood Note.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit, which we do not expect to occur in the near future. We had negative cash flow from operations of approximately $0.9 million for the three months ended March 31, 2025. As of March 31, 2025, we had cash and cash equivalents of approximately $0.4 million and an accumulated deficit of approximately $32.8 million.

We currently expect that our cash and cash equivalents will only be sufficient to fund our operations, development plans, and capital expenditures through the second quarter of 2025. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

We did not have any material non-cancellable contractual obligations as of March 31, 2025.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(863,132)	$(1,939,415)
Financing activities	-	5,212,498
Net change in cash	$(863,132	$3,273,083

Net Cash from Operating Activities

The cash used in operating activities resulted primarily from our net losses, stock-based compensation expenses and changes in components of accounts payable and prepaid expenses.

For the three months ended March 31, 2025, operating activities used $0.9 million of cash, primarily due to a net loss of $2.2 million, stock compensation costs of $1.4 million offset by $0.06 million change in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

For the three months ended March 31, 2024, operating activities used $1.9 million of cash, primarily due to a net loss of $6.3 million, debt issuance costs of $4.3 million offset by $0.02 million change in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

Net Cash from Financing Activities

For the three months ended March 31, 2025, there were no financing activities.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

● developments relating to our competitors and our industry; and

● other risks and factors listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024.

Given the risks and uncertainties set forth in this quarterly report, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this quarterly report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report, they may not be predictive of results or developments in future periods.

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

None.

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

TELOMIR PHARMACEUTICALS, INC.

Date: May 14, 2025	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Michelle Yanez
Michelle Yanez
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

