Form 10-Q
period 2025-06-30
Telomir Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 32,280,970 shares of registrant common stock issued and outstanding.

TELOMIR PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q

TELOMIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$754,323	$1,266,131
Prepaid expenses	75,288	57,874
Total current assets	829,611	1,324,005

Total assets	$829,611	$1,324,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$254,956	$587,536
Due to related parties	93,432	93,432
Total current liabilities	348,388	680,968

Total liabilities	$348,388	$680,968

Stockholders’ Equity
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 30,514,304 and 29,762,671 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	38,327,799	31,239,895
Accumulated deficit	(37,846,576)	(30,596,858)
Total stockholders’ equity	481,223	643,037
Total liabilities and stockholders’ equity	$829,611	$1,324,005

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$-	$-
Operating costs:
General and administrative expenses	5,027,071	879,695	6,877,857	1,621,237
Related party travel costs	-	-	-	370,500
Research and development expenses	42,839	594,801	379,835	1,398,824
Total operating costs	5,069,910	1,474,496	7,257,692	3,390,561

Interest income	1,362	25,493	9,362	25,493
Interest expense	(1,342)	-	(1,388)	(4,338,542)
Net loss	$(5,069,890)	$(1,449,003)	$(7,249,718)	$(7,703,610)
Basic and diluted net loss per share	(0.17)	(0.05)	(0.24)	(0.26)
Basic and diluted weighted average common stock shares outstanding	30,010,165	29,609,814	30,265,285	29,443,148

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2023	28,609,814	-	17,502,346	(14,064,142)	3,438,204
Issuance of common stock for cash, net	1,000,000	-	5,832,973	-	5,832,973
Net loss	-	-	-	(6,254,607)	(6,254,607)
Balances, March 31, 2024	29,609,814	-	23,335,319	(20,318,749)	3,016,570
Net loss				(1,449,003)	(1,449,003)
Balances, June 30, 2024	29,609,814	-	23,335,319	(21,767,752)	1,567,567

Balances, December 31, 2024	29,762,671	-	31,239,895	(30,596,858)	643,037
Stock based compensation	-	-	1,375,686	-	1,375,686
Net loss	-	-	-	(2,179,828)	(2,179,828)
Balances, March 31, 2025	29,762,671	-	32,615,580	(32,776,686)	(161,106)
Issuance of common stock for cash, net	351,633	-	1,047,769	-	1,047,769
Issuance of common stock for services	400,000	-	840,000	-	840,000
Stock based compensation	-	-	3,824,450	-	3,824,450
Net loss	-	-	-	(5,069,890)	(5,069,890)
Balances, June 30, 2025	30,514,304	-	38,327,799	(37,846,576)	481,223

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from Operating activities
Net loss	$(7,249,718)	$(7,703,610)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	6,040,136	-
Amortization of debt issuance costs	-	4,338,543
Change in operating assets and liabilities:
Trade accounts payable and accrued liabilities	(332,580)	(10,091)
Prepaid expenses	(17,414)	(87,100)
Net cash flows used in operating activities	$(1,559,577)	$(3,462,258)

Financing activities:
Payments under related party line of credit	-	(101,000)
Payments to related party	-	(519,475)
Borrowings from related party	-	132,438
Proceeds from sale of common stock	1,047,769	5,832,973
Net cash flows provided by financing activities	1,047,769	5,344,936

Net change in cash	(511,808)	1,882,678
Cash, beginning of period	1,266,131	1,231
Cash, end of period	$754,323	$1,883,909
Supplemental disclosure of cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions is insured by the FDIC up to $250,000. On June 30, 2025, the Company had cash in excess of FDIC limits of approximately $0.5 million. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company deems these institutions to be of high caliber and, to date, has not experienced any losses related to these holdings.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Earnings (loss) per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share”. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. During the three and six months ended June 30, 2025 and 2024, outstanding aggregate stock options and warrants of 7,054,227 and 2,824,057, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

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

JUNE 30, 2025

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

As of June 30, 2025, the Company had cash of approximately $0.8 million. The Company has used approximately $1.6 million of cash in operations during the six months ended June 30, 2025, had a net loss of $7.2 million in the six months ended June 30, 2025 and had stockholders’ equity and a working capital of approximately $0.5 million at June 30, 2025.

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

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

On August 11, 2023, (the “Effective Date”), the Company and MIRALOGX entered into an Amended and Restated Exclusive License Agreement, under which the Company has the exclusive perpetual right and license under the above-described patent rights to make, have made, use, and sell “Licensed Products” in the U.S for human uses and preclinical studies and activities of any kind conducted in furtherance of obtaining regulatory approval or commercialization for human uses (the “MIRALOGX License Agreement”). On November 10, 2023, the Company and MIRALOGX entered into the Amendment No. 1 to the Amended and Restated License Agreement, pursuant to which the field of use relating to the license was amended to include therapeutic treatments and other medical or health uses in animals, in addition to humans, and related preclinical studies and activities conducted in furtherance of obtaining regulatory approval for and commercialization of veterinary, in addition to human, therapeutic treatments and uses (together with the “Initial MIRALOGX License Agreement, the “MIRALOGX License Agreement”). “Licensed Product” is defined in the agreement as a drug product containing as an active agent 2,4,6-tris(3,4-dihydro-2H-pyrrol-2-yl) pyridine or a pharmaceutically acceptable salt, ester, or solvate thereof. The Company also has the right to grant corresponding sublicenses under the licensed patent rights. The MIRALOGX License Agreement provides for the payment to MIRALOGX of an 8% royalty (payable quarterly) on the Company’s net sales of Licensed Products by the Company or its sublicensees and on non-royalty bearing milestone revenue. There are no up-front, execution, or milestone payments in the license agreement. Further, no payments have been made to date under the agreement.

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

Note 4. Related party transactions:

Due to related parties- The Company received working capital advances from companies under common control. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2024, there were advances received by the Company in the amount of $0.1 million for payments made regarding studies on behalf of Telomir. No additional activity has occurred as of June 30, 2025, and $0.1 million remains outstanding.

Starwood Trust Line of Credit

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder for the benefit of the founder’s family. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of June 30, 2025, the Company has not borrowed any amounts under the Starwood Note.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to the Company.

On May 19, 2025, Telomir Pharmaceuticals, Inc. (the “Company”) entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,333 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional 666,666 common shares were issued for $2 million received (See Note 8).

License agreement - See Note 3.

Note 5. Stockholders’ equity (deficit):

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

ATM Agreement

On February 14, 2025, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $100,000,000. During the three months ended June 30, 2025, the Company sold a total of 18,300 shares of its common stock, at a weighted average price of $2.67 for a total proceeds of $47,769, net of costs of $1,032.

On May 19, 2025, Telomir Pharmaceuticals, Inc. (the “Company”) entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,333 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional 666,666 common shares were issued for $2 million received (See Note 8).

Restricted Stock Units

On May 27, 2025, 400,000 fully vested common shares were granted for services to the Company’s CEO. The restricted shares were valued at $840,000 based on the stock quoted trading price at the grant date and were expensed immediately as compensation expense.

Warrants

In connection with various transactions and the IPO summarized below, the Company issued stock warrants. Warrant activity for the three months ended June 30, 2025 and 2024 is summarized below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual		Aggregate Intrinsic
	Warrants	Price	Term (Years)		Value
Outstanding as December 31, 2023	2,774,057	$4.85	4.5	(1)	-
Granted	50,000	$7.0	4.1		-
Outstanding as June 30, 2024	2,824,057	$4.89	4.49		-

Outstanding as December 31, 2024	2,814,057	$4.97	3.49	(2)	-
Granted	-	$-	-		-
Outstanding as June 30, 2025	2,814,057	$4.97	3.0	(2)	-
Exercisable, June 30, 2025	2,814,057	$4.97	3.0	(2)	-

1)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,429,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 4.5 years as of December 31, 2023, and 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term. See disclosures below for more information on these warrants.

(2)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,429,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 2.95 years as of June 30, 2025, 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term, and 50,000 warrants issued to underwriters as part of the IPO with a remaining contractual life of 2.65 years. See disclosures below for more information on these warrants.

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The following is option activity during the six months ended June 30, 2025.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as December 31, 2024	2,352,670	$5.02	9.6	$-
Options granted	2,050,000	$2.12	-	$-
Expired	(12,500)	$5.02	-	$-
Forfeitures	(150,000)	$5.02	-	$-
Outstanding as June 30, 2025	4,240,170	$3.62	9.4	$-
Exercisable, June 30, 2025	4,073,920	$3.61	9.4	$-

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

On May 13, 2025, the Company’s CFO was granted 50,000 options to purchase Common Stock with an aggregate fair market value of approximately $0.1 million. The options have a term of 10 years from the grant date. These options vest as follows: 50% vest on the 6 month anniversary of the date of grant and the remaining 50% vest on the 12 month anniversary of the date of grant.

On May 27, 2025, the Company’s CEO was granted 2,000,000 options to purchase Common Stock with an aggregate fair market value of approximately $3.7 million. The options have a term of 10 years from the grant date and were all vested as of the grant date.

The fair value of the options granted in 2025 were estimated on the grant date using the Black-Sholes valuation method and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term and the risk-free interest rate which resulted in $3.8 million in option valuation during the quarter ending June 30, 2025.

Key assumptions used to value warrants issued in the quarter are as follows:

Expected price volatility range	92.45%-138.97%

Risk-free interest rate range	4.08%-4.15%

Fair Market Value of Underlying Common Stock range	$1.87-$2.06

Expected Term in Years range	5-5.37 years

Dividend yield	-

Unrecognized compensation expenses as of June 30, 2025 was $0.23 million to be recognized through September 2026. The Company recognized approximately $6.0 million in stock-based compensation in the six months ended June 30, 2025.

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended June 30,
	2025	2024
Revenues	$—	$—
Less segment expenses:
Research and development	42,839	594,801
Related party travel costs	-	-
General and administrative	5,028,158	879,695
Loss from operations	$5,070,997	1,474,496
Plus:
Interest income (expense),net	22	25,493
Segment net loss	$(5,070,975)	$(1,449,003)

	Six Months Ended June 30,
	2025	2024
Revenues	$—	$—
Less segment expenses:
Research and development	379,835	1,398,824
Related party travel costs	-	370,500
General and administrative	6,877,857	1,621,237
Loss from operations	$7,257,692	3,390,561
Plus:
Interest income (expense),net	7,974	(4,313,049)
Segment net loss	$(7,249,718)	$(7,703,610)

Note 8. Subsequent Events

ATM Offering

On July 18, 2025, Telomir Pharmaceuticals, Inc. (the “Company”), sold a total of 1,100,000 shares of its common stock, no par value, in block sales to institutional investors, at an average price of $2.6045 per share (a premium to the prior day’s close), through its at-the-market equity offering facility (the “Offering”). Gross proceeds from the Offering totaled approximately $2.9 million, prior to deducting fees and expenses. The trades for the Offering were facilitated through Rodman & Renshaw, via the StockBlock platform. The Offering did not include any warrants.

Investment from Largest Shareholder

On May 19, 2025, Telomir Pharmaceuticals, Inc. (the “Company”) entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder (See Notes 4 and 5). In July 2025, an additional 666,666 common shares were issued for $2 million received.

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

We had net losses of $5.1 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively and, $7.2 million and $7.7 million for the six months ended June 30, 2025 and 2024, respectively.

Highlights-Three Months Ended June 30, 2025

● On May 15, 2025, we announced the identification of Telomir-Ag2 as a novel drug candidate following successful preclinical validation of its antimicrobial activity. Telomir-Ag2 is a stabilized Silver(II) complex developed using the Company’s proprietary Telomir-1 platform.

● On May 29, 2025, we announced new preclinical data from its ongoing development of Telomir-1, an investigational oral small molecule candidate being developed for the treatment of age-related macular degeneration.

● On June 5, 2025, we announced new data from a preclinical study of its lead compound, Telomir-1, in a validated animal model of Werner Syndrome (WS), an ultra-rare genetic disorder characterized by premature aging and shortened lifespan.

● On June 11, 2025, Telomir Pharmaceuticals, Inc. (NASDAQ:TELO) announced new preclinical data demonstrating that its lead small molecule candidate, Telomir-1, significantly improved neurological, behavioral, liver- and kidney-related outcomes in a clinically relevant animal model of Wilson’s disease (ATP7B C271X -/- zebrafish).

● On July 17, 2025, we reported new preclinical results evaluating the effects of its lead candidate, Telomir-1, in a murine xenograft model using PC3 human prostate cancer cells. The data demonstrated that Telomir-1 reversed epigenetic silencing by DNA methylation of the STAT1 gene, a tumor suppressor and immune response regulator, in a dose-dependent manner.

● On July 18, 2025, we sold a total of 1,100,000 shares of its common stock, no par value, in block sales to institutional investors, at an average price of $2.6045 per share (a premium to the prior day’s close), through its at-the-market equity offering facility.

● On July 23, 2025, we reported new preclinical results showing that its lead compound, Telomir-1, restored mitochondrial function without triggering oxidative stress or cell proliferation in human cells derived from a patient with Hutchinson-Gilford Progeria Syndrome (HGPS).

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

Results of Operations

For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Research and Development Expenses. During the three months ended June 30, 2025, we incurred $0.04 million in research and development expenses, and incurred $0.6 million in research and development expenses during the three months ended June 30, 2024. The main driver in the decrease year over year relates to receipt of a credit during the second quarter of 2024 from Frontage Laboratories in connection with a study we performed during that period.

During the six months ended June 30, 2025, we incurred $0.4 million in research and development expenses, and incurred $1.4 million in research and development expenses during the six months ended June 30, 2024. The main driver in the decrease year over year relates to a credit during the second quarter of 2024 from Frontage Laboratories in connection with a study we performed during that period. Additionally, the Company incurred costs during that period in 2024 in connection with certain pharmaceutical manufacturing activities and studies that were not performed in 2025.

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

General and Administrative Expenses. We incurred $5.0 million and $0.9 million in general and administrative expenses during the three months ended June 30, 2025 and 2024, respectively. The increase is primarily due to an increase in stock compensation expense of $4.6 million related to Company management and employees.

We incurred $6.9 million and $1.6 million in general and administrative expenses during the six months ended June 30, 2025 and 2024, respectively. The increase is primarily due to an increase in stock compensation expense of $6.0 million related to Company management and employees.

Related Party Travel Costs. We did not incur any related party travel costs during the three or six months ended June 30, 2025. The Company incurred $0.4 million during the six month period ended June 30, 2024 in connection with the lease of and use of an airplane with an entity under common control. The Company has not participated in the use of the airplane after March of 2024 and, pursuant to the terms of the agreement, constitutes no further obligation under the agreement.

Interest income (expense). We earned $0.01 million in interest income during the six months ended June 30, 2025 relating primarily to money market interest. We incurred $4.3 million in interest expense during the six months ended June 30, 2024. The 2024 interest expense consists of the amortization of the deferred financing costs on warrants issued on the related party line of credit that is no longer open.

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

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder for the benefit of the founder’s family. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of June 30, 2025, the Company has not borrowed any amounts under the Starwood Note.

On May 19, 2025, Telomir Pharmaceuticals, Inc. (the “Company”) entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,333 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional 666,666 common shares were issued for $2 million received.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit, which we do not expect to occur in the near future. We had negative cash flow from operations of approximately $1.6 million for the six months ended June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of approximately $0.8 million and an accumulated deficit of approximately $37.8 million.

We currently expect that our cash and cash equivalents will only be sufficient to fund our operations, development plans, and capital expenditures through the third quarter of 2026. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

We did not have any material non-cancellable contractual obligations as of June 30, 2025.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,559,577)	$(3,462,258)
Financing activities	1,047,769	5,344,936
Net change in cash	$(511,808)	$1,882,678

Net Cash from Operating Activities

The cash used in operating activities resulted primarily from our net losses, stock-based compensation expenses and changes in components of accounts payable, accrued liabilities, and prepaid expenses.

For the six months ended June 30, 2025, operating activities used $1.6 million of cash, primarily due to a net loss of $7.2 million, stock compensation costs of $6.0 million and by a $0.4 million change in accounts payable, accrued liabilities and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

For the six months ended June 30, 2024, operating activities used $3.5 million of cash, primarily due to a net loss of $7.7 million offset by $0.1 million change in accounts payable, accrued and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

Net Cash from Financing Activities

For the six months ended June 30, 2025, financing activities provided $1.0 million of cash, resulting primarily from proceeds from sale of common stock.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

TELOMIR PHARMACEUTICALS, INC.

Date: August 14, 2025	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Alan Weichselbaum
Alan Weichselbaum
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

