Form 10-Q
period 2025-09-30
Telomir Pharmaceuticals, Inc.
filed 2025-11-10
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 34,380,971 shares of registrant common stock issued and outstanding.

TELOMIR PHARMACEUTICALS, INC.

Quarterly Report on Form 10-Q

TELOMIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$7,329,298	$1,266,131
Prepaid expenses	72,819	57,874
Total current assets	7,402,117	1,324,005

Total assets	$7,402,117	$1,324,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$329,375	$587,536
Due to related parties	93,432	93,432
Total current liabilities	422,807	680,968

Total liabilities	$422,807	$680,968

Stockholders’ Equity
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 33,830,971 and 29,762,671 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	45,928,180	31,239,895
Accumulated deficit	(38,948,870)	(30,596,858)
Total stockholders’ equity	6,979,310	643,037
Total liabilities and stockholders’ equity	$7,402,117	$1,324,005

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Three Months Ended September,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-
Operating costs:
General and administrative expenses	386,951	5,378,744	7,264,808	6,999,981
Related party travel costs	-	-	-	370,500
Research and development expenses	759,525	627,434	1,139,360	1,966,258
Total operating costs	1,146,476	6,006,178	8,404,168	9,336,739

Interest income	44,182	15,445	53,544	40,939
Interest expense	-	-	(1,388)	(4,338,543)
Net loss	$(1,102,294)	$(5,990,733)	$(8,352,012)	$(13,634,343)
Basic and diluted loss per share	$(0.03)	$(0.20)	$(0.27)	$(0.46)
Basic and diluted weighted average common stock shares outstanding	32,398,906	29,609,814	31,039,964	29,498,703

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2023	28,609,814	-	$17,502,346	$(14,064,142)	$3,438,204
Issuance of common stock for cash, net	1,000,000	-	5,832,973	-	5,832,973
Net loss	-	-	-	(6,254,607)	(6,254,607)
Balances, March 31, 2024	29,609,814	-	23,335,319	(20,318,749)	3,016,570
Net loss	-	-	-	(1,389,003)	(1,389,003)
Balances, June 30, 2024	29,609,814	-	23,335,319	(21,707,752)	1,627,567
Net loss	-	-	-	(5,990,733)	(5,990,733)
Stock-based compensation	-	-	4,805,240	-	4,805,240
Balances, September 30, 2024	29,609,814	-	$28,140,559	$(27,698,485)	$442,074

Balances, December 31, 2024	29,762,671	-	$31,239,895	$(30,596,858)	$643,037
Stock-based compensation	-	-	1,375,686	-	1,375,686
Net loss	-	-	-	(2,179,828)	(2,179,828)
Balances, March 31, 2025	29,762,671	-	32,615,580	(32,776,686)	(161,106)
Issuance of common stock for cash in ATM, net	18,299	-	47,769	-	47,769
Issuance of common stock for cash, Related party	333,334	-	1,000,000	-	1,000,000
Issuance of common stock for services	400,000	-	840,000	-	840,000
Stock-based compensation	-	-	3,824,450	-	3,824,450
Net loss	-	-	-	(5,069,890)	(5,069,890)
Balances, June 30, 2025	30,514,304	-	38,327,799	(37,846,576)	481,223
Issuance of common stock for cash in ATM, net	2,650,000	-	5,502,239	-	5,502,239
Issuance of common stock for cash, Related party	666,667		2,000,000		2,000,000
Stock-based compensation	-		98,142	-	98,142
Net loss	-	-	-	(1,102,294)	(1,102,294)
Balances, September 30, 2025	33,830,971	-	$45,928,180	$(38,948,870)	$6,979,310

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from Operating activities
Net loss	$(8,352,012)	$(13,634,343)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	5,298,278	4,805,240
Issuance of common stock for services	840,000	-
Amortization of debt issuance costs	-	4,338,543
Change in operating assets and liabilities:
Trade accounts payable and accrued liabilities	(258,161)	102,574
Prepaid expenses	(14,946)	(76,634)
Net cash used in operating activities	(2,486,841)	(4,464,620)

Financing activities:
Payments under related party line of credit	-	(101,000)
Payments to related party	-	(433,946)
Proceeds from sale of common stock, Related party	3,000,000	-
Proceeds from sale of common stock	5,550,008	5,832,973
Net cash flows provided by financing activities	8,550,008	5,298,027

Net change in cash	6,063,167	833,407
Cash, beginning of period	1,266,131	1,231
Cash, end of period	$7,329,298	$834,638

Supplemental schedule of non-cash financing activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to condensed unaudited financial statements

TELOMIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note 1. Description of business and summary of significant accounting policies:

Telomir Pharmaceuticals (NASDAQ:TELO) is a pre-clinical stage biotechnology company developing therapies designed to target the root epigenetic mechanisms underlying cancer, aging, and degenerative disease. The Company’s lead candidate, Telomir-1, has demonstrated activity in preclinical studies involving modulation of DNA and histone methylation patterns, which may contribute to balanced gene expression, cellular function, and genomic stability. Telomir-1 is a novel oral small molecule metal ion regulator designed to extend telomere caps, maintain cellular balance, and combat oxidative stress, a key driver of aging and disease progression. By modulating essential metal ions such as iron, and copper, Telomir-1 may help protect against age related conditions, including Progeria (a rare genetic disorder that causes rapid aging in children), Wilson’s disease (a genetic disorder leading to toxic copper buildup in the body), and Age-related Macular Degeneration (AMD), as well as Type 2 diabetes, breast cancer, and Alzheimer’s disease.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s account at these institutions is insured by the FDIC up to $250,000. On September 30, 2025, the Company had cash in excess of FDIC limits of approximately $7.1 million. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company deems these institutions to be of high caliber and, to date, has not experienced any losses related to these holdings.

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board Accounting Standard Codification 718 (FASB ASC 718), “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and consultants based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company has elected to account for forfeiture of stock-based awards as they occur.

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

Earnings (loss) per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share”. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. During the three and nine months ended September 30, 2025 and 2024, outstanding aggregate stock options and warrants of 7,004,227 and 5,194,127, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

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

As of September 30, 2025, the Company had cash of approximately $7.3 million. The Company has used approximately $2.5 million of cash in operations during the nine months ended September, 2025, had a net loss of $8.4 million in the nine months ended September 30, 2025, and had stockholders’ equity and working capital of approximately $7.0 million at September 30, 2025.

Historically, the Company has been primarily engaged in developing Telomir-1. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through its initial public offering in February 2024, additional equity financings in 2025, and related party financings-see Note 4. Additional sources of financing will be required by the Company to continue operations and its Telomir-1 programs. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing this report, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise more capital through additional debt and/or equity financings to fund our operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4. Related party transactions:

Due to related parties- The Company received working capital advances from companies under common control. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2024, there were advances received by the Company in the amount of $0.1 million for payments made regarding studies on behalf of Telomir. No additional activity has occurred as of September 30, 2025, and $0.1 million remains outstanding.

Starwood Trust Line of Credit

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder for the benefit of the founder’s family. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of September 30, 2025, the Company has not borrowed any amounts under the Starwood Note.

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to the Company.

Investment from Largest Shareholder

On May 19, 2025, Telomir Pharmaceuticals, Inc. (the “Company”) entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,334 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares.

License agreement - See Note 3.

Note 5. Stockholders’ equity (deficit):

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Investment from Largest Shareholder

On May 19, 2025, Telomir Pharmaceuticals, Inc. (the “Company”) entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,334 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,667 shares.

ATM Agreement

On February 14, 2025, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $100,000,000. During the nine months ended September 30, 2025, the Company sold a total of 2,668,300 shares of its common stock, at a weighted average price of $2.17 for total proceeds of $5,550,008, net of costs of $230,292.

Restricted Stock Units

On May 27, 2025, 400,000 fully vested common shares were granted for services to the Company’s CEO. The restricted shares were valued at $840,000 based on the stock quoted trading price at the grant date and were expensed immediately as compensation expense.

Warrants

In connection with various transactions and the IPO summarized below, the Company issued stock warrants. Warrant activity for the nine months ended September 30, 2025 and 2024 is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Warrants	Price	Term (Years)		Value
Outstanding as December 31, 2023	2,774,057	$4.85	4.5	(1)	-
Granted	50,000	$7	4.1		-
Outstanding as September 30, 2024	2,824,057	$4.89	4.25		-

Outstanding as December 31, 2024	2,814,057	$4.97	3.49	(2)	-
Granted	-	$-	-		-
Outstanding as of September 30, 2025	2,814,057	$4.97	2.7	(2)	-
Exercisable, September 30, 2025	2,814,057	$4.97	2.7	(2)	-

(1)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,429,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 4.5 years as of December 31, 2023, and 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term.

(2)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,429,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 2.7 years as of September 30, 2025, 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term, and 50,000 warrants issued to underwriters as part of the IPO with a remaining contractual life of 2.65 years. In connection with the IPO in February 2024, the Company issued 50,000 warrants to purchase common stock to the IPO underwriter (or its designees) at an exercise price of $7.00. These warrants are exercisable immediately and will expire in the four-and-a-half-year period commencing six months after the February 2024 IPO. The warrants will be exercisable at any time and from time to time, in whole or in part. The warrants provide for registration rights (including a one-time demand registration right and piggyback registration rights that expire 5 years from the commencement of sales of the offering) and customary anti-dilution provisions as permitted under FINRA Rule 5110(g)(8).

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

The following is option activity during the nine months ended September 30, 2025 and September 30, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as December 31, 2023	-	$-	-	$-
Options granted	2,370,170	$5.02	9.9	$-
Outstanding as September 30, 2024	2,370,170	$5.02	9.9	$-

Outstanding as December 31, 2024	2,352,670	$5.02	9.6	$-
Options granted	2,050,000	$2.12	-	$-
Expired	(62,500)	$5.02	-	$-
Forfeitures	(150,000)	$5.02	-	$-
Outstanding as September 30, 2025	4,190,170	$3.60	9.2	$-
Exercisable	4,120,170	$3.60	9.2	$-

On May 13, 2025, the Company’s CFO was granted 50,000 options to purchase Common Stock with an aggregate fair market value of approximately $0.1 million. The options have a term of 10 years from the grant date. These options vest as follows: 50% vest on the 6-month anniversary of the date of grant and the remaining 50% vest on the 12-month anniversary of the date of grant.

On May 27, 2025, the Company’s CEO was granted 2,000,000 options to purchase Common Stock with an aggregate fair market value of approximately $3.7 million. The options have a term of 10 years from the grant date and were all vested as of the grant date.

The fair value of the options granted in 2025 were estimated on the grant date using the Black-Sholes valuation method and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term and the risk-free interest rate which resulted in $3.8 million in option valuation during the nine months ended September 30, 2025.

Key assumptions used to value warrants issued in the quarter are as follows:

Expected price volatility range	92.45%-138.97%

Risk-free interest rate range	4.08%-4.15%

Fair Market Value of Underlying Common Stock range	$1.87-$2.06

Expected Term in Years range	5-5.37 years

Dividend yield	-

Unrecognized compensation expenses as of September 30, 2025 was $0.13 million to be recognized through September 2026. The Company recognized approximately $5.3 million in stock-based compensation in the nine months ended September 30, 2025.

Note 6. Segment Information

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended Septembder 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$-	$-	$-	$-
Less segment expenses:
Operating costs:
General and administrative expenses	386,951	5,378,744	7,264,808	6,999,981
Related party travel costs	-	-	-	370,500
Research and development expenses	759,525	627,434	1,139,360	1,966,258
Total operating costs	1,146,476	6,006,178	8,404,168	9,336,739
Interest income (expense), net	44,182	15,445	52,156	(4,297,604)
Segment net loss	$(1,102,294)	$(5,990,733)	$(8,352,012)	$(13,634,343)

Note 7. Subsequent Events

ATM Offering

On October 9, 2025, the Company sold a total of 550,000 shares of its common stock, no par value, in block sales to institutional investors, at an average price of $1.90 per share, through its at-the-market equity offering facility. Net proceeds totaled $1,003,200, after deducting fees and expenses. The trades for the Offering were facilitated through Rodman & Renshaw, via the StockBlock platform.

Letter of Intent

On October 17, 2025, the Company executed a binding Letter of Intent (the “LOI”) to acquire TELI Pharmaceuticals, Inc., a related party company, securing worldwide rights to its lead investigational therapy, Telomir-1. The transaction aligns Telomir’s U.S. rights with TELI’s ex-U.S. intellectual property portfolio, which includes filings across Europe, Canada, Mexico, China, Japan, South Korea, India, Israel, Australia, Argentina, Uruguay, Taiwan, and the United Arab Emirates-creating a single global owner positioned to capture the full commercial value of Telomir-1 across oncology, metabolic, and age-related diseases. The proposed transaction also includes up to $5 million in potential contributions, in cash or cash equivalents, from certain TELI shareholders over the duration of the collaboration, with $1 million due at closing, $2 million upon IND acceptance, and $2 million upon Phase 1/2 initiation. The transaction is subject to shareholder and board approval.

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

Telomir Pharmaceuticals (NASDAQ:TELO) is a pre-clinical stage biotechnology company developing therapies designed to target the root epigenetic mechanisms underlying cancer, aging, and degenerative disease. The Company’s lead candidate, Telomir-1, has demonstrated activity in preclinical studies involving modulation of DNA and histone methylation patterns, which may contribute to balanced gene expression, cellular function, and genomic stability. Telomir-1 is a novel oral small molecule metal ion regulator designed to extend telomere caps, maintain cellular balance, and combat oxidative stress, a key driver of aging and disease progression. By modulating essential metal ions such as iron, and copper, Telomir-1 may help protect against age related conditions, including Progeria (a rare genetic disorder that causes rapid aging in children), Wilson’s disease (a genetic disorder leading to toxic copper buildup in the body), and Age-related Macular Degeneration (AMD), as well as Type 2 diabetes, cancer, and Alzheimer’s disease.

Telomir-1 Program Overview

Telomir-1 is an investigational, orally administered small-molecule candidate designed to target fundamental biological processes believed to contribute to aging, cancer, metabolic, and other age-related diseases. The compound acts as a regulator of essential metal ions and an epigenetic modulator, influencing cellular pathways that govern oxidative stress, mitochondrial function, DNA methylation, and telomere maintenance—core mechanisms broadly implicated in degenerative, inflammatory, metabolic, and oncologic conditions.

Epigenetics refers to the way cells control gene activity without altering the underlying DNA sequence. One important epigenetic process, DNA methylation, functions as a molecular “dimmer switch,” turning specific genes on or off. Over time, abnormal methylation patterns can silence genes that help regulate cell repair, detoxification, or immune balance. Mitochondria are the cell’s energy-producing structures and are sensitive to oxidative stress, while telomeres are protective DNA caps at the ends of chromosomes that naturally shorten with each cell division. These systems collectively influence how quickly cells age and maintain healthy function.

Preclinical studies indicate that Telomir-1 and its zinc-bound form (Telomir-Zn) exhibit selective metal-ion–binding properties. The molecule demonstrates a high affinity for iron (Fe) and copper (Cu) ions and a lower affinity for zinc (Zn), allowing it to exchange or chelate excess Fe and Cu while maintaining beneficial zinc balance. This selective exchange mechanism has been associated in laboratory models with decreased redox stress, improved mitochondrial stability, and modulation of metal-dependent epigenetic enzymes such as histone demethylases (KDM5, KDM6A/UTX, and JMJD3). These findings suggest that Telomir-1’s biological activity may derive in part from the restoration of normal metal-ion homeostasis—a process believed to play a key role in oxidative stress, inflammation, and cellular aging.

In preclinical models, Telomir-1 demonstrated metal-ion–dependent effects on oxidative balance and mitochondrial protection, including normalization of intracellular calcium release and redox stress and restoration of mitochondrial activity in Progeria fibroblast models. In an in-vivo Caenorhabditis elegans (C. elegans) longevity assay, Telomir-1 extended lifespan and improved mobility, suggesting a possible impact on biological-aging rate.

Telomir-1 inhibited several iron- and copper-dependent histone demethylase enzymes (KDM5, KDM6A/UTX, and JMJD3) and in prostate-cancer xenograft model derived from PC3 cells, reversed promoter hypermethylation of tumor-suppressor and immune-regulatory genes including STAT1, CDKN2A, GSTP1, MASPIN, RASSF1A, CASP8, and TMS1, restoring pathways associated with apoptosis, detoxification, and immune signaling.

In oncology research, Telomir-1 reduced tumor growth in a murine xenograft model of aggressive human prostate cancer (PC3 cells) and decreased cancer-cell viability in vitro in prostate, pancreatic, and triple-negative breast-cancer cell lines. In aging-related models, Telomir-1 reversed telomere shortening and restored telomere length beyond wild-type levels in an accelerated-aging zebrafish model mimicking Progeria and Werner syndromes.

Additional preclinical studies demonstrated disease-specific activity in degenerative and metabolic models. In an age-related macular-degeneration (AMD) model, Telomir-1 restored visual function and retinal structure, reduced oxidative stress, and reconstituted multiple retinal layers, supporting a potential regenerative mechanism in oxidative retinal injury. In a Wilson’s-disease model, Telomir-1 improved neuromotor performance, reduced liver-copper accumulation, and normalized hepatic and renal histopathology scores, indicating multi-organ protective effects distinct from traditional metal-chelating agents. In metabolic models of Type 2 diabetes, Telomir-1 improved glucose metabolism and insulin sensitivity, consistent with its observed effects on mitochondrial and redox regulation.

Collectively, these preclinical findings suggest that Telomir-1 may function as a multi-target small-molecule regulator that integrates metal-ion balance, mitochondrial protection, epigenetic remodeling, and telomere preservation—biological processes thought to underlie aging, cancer, metabolic dysfunction, and several related pathologies. Telomir-1 has not been evaluated in humans, and there is no assurance that these preclinical results will translate into clinical safety or efficacy.

Recent Developments — Binding Letter of Intent for Worldwide Rights to Telomir-1

On October 17, 2025, we executed a binding Letter of Intent (the “LOI”) to acquire TELI Pharmaceuticals, Inc., thereby securing worldwide rights to the Company’s lead investigational therapy, Telomir-1. The proposed transaction would align the Company’s existing U.S. intellectual-property rights with TELI’s ex-U.S. portfolio, consolidating ownership across key territories including Europe, Canada, Mexico, China, Japan, South Korea, India, Israel, Australia, Argentina, Uruguay, Taiwan, and the United Arab Emirates.

Under the LOI, each outstanding share of TELI common stock would be exchanged for shares of the Company’s common stock, with the final exchange ratio to be determined by an independent valuation. The LOI also provides for up to $5 million in potential shareholder contributions from certain TELI shareholders, payable in cash or cash equivalents over the course of the collaboration — $1 million at closing, $2 million upon acceptance of an Investigational New Drug (IND) application by the U.S. Food and Drug Administration, and $2 million upon initiation of a Phase 1/2 clinical trial. The closing of the proposed acquisition is not conditioned upon the funding of these milestone-based shareholder contributions.

The transaction remains subject to customary conditions, including completion of due diligence, negotiation of definitive agreements, and approval by the shareholders of both companies. There can be no assurance that the parties will enter into definitive agreements or that the transaction will be completed. If consummated, the acquisition would establish Telomir as the single global owner of Telomir-1 intellectual-property assets and is expected to enhance the Company’s ability to pursue future strategic collaborations, licensing arrangements, or regional partnership opportunities.

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

We had net losses of $1.1 million and $6.0 million for the three months ended September 30, 2025 and 2024, respectively and $8.4 million and $13.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Highlights – Three Months Ended September 30, 2025 and beyond

● On May 19, 2025, Telomir Pharmaceuticals, Inc. (the “Company”) entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,334 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. On July 24, 2025, an additional $2 million was received, for the issuance of 666,666 shares.

● On July 17, 2025, we reported new preclinical results evaluating the effects of its lead candidate, Telomir-1, in a murine xenograft model using P3 human prostate cancer cells. The data demonstrated that Telomir-1 reversed epigenetic silencing by DNA methylation of the STAT1 gene, a tumor suppressor and immune response regulator, in a dose-dependent manner.

● On July 18, 2025, we sold a total of 1,100,000 shares of our common stock, no par value, in block sales to institutional investors, at an average price of $2.6045 per share (a premium to the prior day’s close), through its at-the-market equity offering facility.

● On July 23, 2025, we reported new preclinical results showing that its lead compound, Telomir-1, restored mitochondrial function without triggering oxidative stress or cell proliferation in human cells derived from a patient with Hutchinson-Gilford Progeria Syndrome (HGPS).

● On August 7, 2025, we reported new preclinical data revealing that Telomir-1 potently inhibits three key histone demethylase enzymes-JMJD3, FBXL10, and FBXL11-that regulate gene expression through epigenetic mechanisms. These enzymes are known to influence tumor progression, immune response, metabolic function, and neuroinflammation.

● On August 27, 2025, we sold a total of 350,000 shares of our common stock, no par value, in block sales to institutional investors, at an average price of $1.95 per share, (a premium to the prior day’s close), through our at-the-market equity offering facility.

● On August 28, 2025, we sold a total of 1,200,000 shares of our common stock, no par value, in block sales to institutional investors, at an average price of $1.82 per share, (a premium to the prior day’s close), through our at-the-market equity offering facility.

● On August 28, 2025, we announced new in vitro results that expand understanding of our lead drug candidate, Telomir-1. In studies conducted by Eurofins Discovery, Telomir-1 was shown to potently inhibit UTX (KDM6A), an enzyme that acts like an “eraser” of chemical tags on DNA packaging proteins. These tags, known as DNA methylation and histone marks, are part of the body’s system for deciding which genes are turned on or off - much like switches on a circuit board.

● On September 9, 2025 we reported new preclinical cancer data showing that Telomir-1 reverses DNA methylation of CDKN2A, a master tumor suppressor gene silenced in many aggressive cancers.

● On September 18, 2025, we reported new in vitro pharmacology results demonstrating that Telomir-1 potently inhibits three members of the KDM5 histone demethylase family. Histone demethylases are upstream gene regulators that cancers exploit to silence tumor suppressors and activate inflammatory programs. Blocking these enzymes has long been viewed as scientifically important but clinically challenging, with KDM5 often described as challenging for development

● On October 7, 2025, we announced new preclinical results showing that our investigational therapy Telomir-1 reactivated two of the body’s most important tumor suppressor genes, MASPIN (“tumor suppressor shield”) and RASSF1A (“guardian gene”; also called SERPINB5), through DNA methylation reset in prostate cancer models. By restoring the activity of these genes, Telomir-1 may help prevent cancer spread and improve chemotherapy response

● On October 9, 2025, we announced new findings demonstrating that Telomir-1 significantly decreases the viability of aggressive triple-negative breast cancer (TNBC) cells - a highly invasive form of breast cancer that lacks hormone and HER2 receptors, offers limited treatment options, and carries one of the poorest survival rates among breast cancer subtypes.

● On October 9, 2025, we sold a total of 550,000 shares of our common stock, no par value, in block sales to institutional investors, at an average price of $1.90 per share, through our at-the-market equity offering facility, resulting in net proceeds of $1,003,120.

● On October 14, 2025, we announced new laboratory findings demonstrating that Telomir-1 kills aggressive pancreatic cancer cells. In laboratory studies using human pancreatic cancer (PANC-1) cells, Telomir-1 produced a concentration-dependent reduction in cancer cell survival and mitochondrial activity. These data suggest Telomir-1 influences cellular pathways related to energy metabolism and oxidative balance. The findings align with previously reported results in triple-negative breast and prostate cancer models, indicating that Telomir-1 may engage fundamental biological processes involved in cancer cell regulation.

● On October 17, 2025, we executed a binding Letter of Intent (the “LOI”) to acquire TELI Pharmaceuticals, Inc., a related party company, securing worldwide rights to its lead investigational therapy, Telomir-1. The transaction aligns Telomir’s U.S. rights with TELI’s ex-U.S. intellectual property portfolio, which includes filings across Europe, Canada, Mexico, China, Japan, South Korea, India, Israel, Australia, Argentina, Uruguay, Taiwan, and the United Arab Emirates-creating a single global owner positioned to capture the full commercial value of Telomir-1 across oncology, metabolic, and age-related diseases. The proposed transaction also includes up to $5 million in potential contributions, in cash or cash equivalents, from certain TELI shareholders over the duration of the collaboration, with $1 million due at closing, $2 million upon IND acceptance, and $2 million upon Phase 1/2 initiation. The transaction is subject to shareholder and board approval.

● On October 23, 2025, we reported new preclinical data from an in vivo study in mice bearing human aggressive prostate cancer tumors evaluating DNA-methylation changes in two key defense genes - CASP8 and GSTP1 - following treatment with oral Telomir-1, Rapamycin, chemotherapy, and combination regimens. Apoptosis (“kill”) and detoxification (“clean”) pathways are two of the body’s fundamental defense systems against cancer initiation and progression, and Telomir-1’s observed modulation of these pathways through DNA-methylation control may represent an important area of ongoing scientific evaluation in oncology research.

Components of Our Results of Operations

Research and development expenses represent costs incurred to conduct research and development of our product candidate. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	contracted research and manufacturing;

●	consulting arrangements; and

●	other expenses incurrent to advance the Company’s research and development activities.

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

Results of Operations

For the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

Research and Development Expenses. During the three months ended September 30, 2025, we incurred $0.8 million in research and development expenses, and incurred $0.6 million in research and development expenses during the three months ended September 30, 2024. The main driver in the increase year over year relates to costs incurred in support of our lead investigational therapy, Telomir-1.

During the nine months ended September 30, 2025, we incurred $1.1 million in research and development expenses, and incurred $1.9 million in research and development expenses during the nine months ended September 30, 2024. The main driver in the decrease year over year relates to costs incurred in 2024 with certain pharmaceutical manufacturing activities that were not performed in 2025.

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

General and Administrative Expenses. We incurred $0.4 million and $5.4 million in general and administrative expenses during the three months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to stock-based compensation related to grants issued in 2024.

We incurred $7.3 million and $7.0 million in general and administrative expenses during the nine months ended September 30, 2025 and 2024, respectively. The increase is primarily due to executive stock-based compensation.

Related Party Travel Costs. We did not incur any related party travel costs during the three or nine months ended September 30, 2025. The Company incurred $0.4 million during the nine-month period ended September 30, 2024 in connection with the lease of and use of an airplane with an entity under common control. The Company has not participated in the use of the airplane since March 2024 and, pursuant to the terms of the agreement, bears no further obligation under the agreement.

Interest income (expense). We earned $0.05 million in interest income during the nine months ended September 30, 2025 relating primarily to money market interest. We incurred $4.3 million in interest expense during the nine months ended September 30, 2024. The 2024 interest expense consists of the amortization of the deferred financing costs on warrants issued on the related party line of credit that is no longer open.

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

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder for the benefit of the founder’s family. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of September 30, 2025, the Company has not borrowed any amounts under the Starwood Note.

On May 19, 2025, Telomir Pharmaceuticals, Inc. the Company entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,333 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares.

On February 14, 2025, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $100,000,000. As of the date of filing of this Form 10-Q, the Company has sold a total of 3,218,300 shares of its common stock, at a weighted average price of $2.12 for total proceeds of $6,553,207, net of costs of $272,092

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit, which we do not expect to occur in the near future. We had negative cash flow from operations of approximately $2.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of approximately $7.3 million and an accumulated deficit of approximately $38.9 million.

We currently expect that our cash and cash equivalents will only be sufficient to fund our operations, development plans, and capital expenditures through the third quarter of 2026. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

We did not have any material non-cancellable contractual obligations as of September 30, 2025.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,486,841)	$(4,464,620)
Financing activities	8,550,008	5,298,027
Net change in cash	$6,063,167	$833,407

Net Cash from Operating Activities

The cash used in operating activities resulted primarily from our net losses, stock-based compensation expenses and changes in components of accounts payable, accrued liabilities, and prepaid expenses.

For the nine months ended September 30, 2025, operating activities used $2.5 million of cash, primarily due to a net loss of $8.4 million, stock compensation costs of $6.1 million and a $0.3 million change in accounts payable, accrued liabilities and prepaid expenses. Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

For the nine months ended September 30, 2024, operating activities used $4.5 million of cash, primarily due to a net loss of $13.6 million offset by $0.03 million change in accounts payable, accrued and prepaid expenses. In the nine months ended September 30, 2024, we recognized $4.3 million in the amortization of debt issuance costs and $4.8 million in stock-based compensation.

Accounts payable, accrued and prepaid expenses was primarily composed of research and development payables, consultant costs, insurance costs, legal and accounting expenses.

Net Cash from Financing Activities

For the nine months ended September 30, 2025, financing activities provided $8.6 million of cash, resulting primarily from net proceeds from the sale of common stock.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith

^	Previously filed.

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: November 10, 2025	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Alan Weichselbaum
Alan Weichselbaum
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

