Form 10-K
period 2025-12-31
Telomir Pharmaceuticals, Inc.
filed 2026-03-17
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________

Commission file number 001-41952

Telomir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	85-3354547
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 SE 2nd St, Suite 200 #1009, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 786-396-6723

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, no par value	TELO	The Nasdaq Capital Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, was $18.1 million based on the closing sale price of the company’s common stock on such date of $1.25 per share, as reported by the NASDAQ Capital Market.

As of March 12, 2026, there were 34,380,971 shares of common stock issued and outstanding.

Telomir Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2025

Unless we have indicated otherwise, or the context otherwise requires, references in this Annual Report to “TELO,” the “Company,” “we,” “us” and “our” or similar terms refer to Telomir Pharmaceuticals, Inc., a Florida corporation.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about the markets in which we operate, including expectations regarding our studies, growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Annual Report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially and adversely from those expressed in forward-looking statements include, but are not limited to, the following:

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to successfully commercialize and market our product candidates, if approved by the FDA;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	the potential market size, opportunity, and growth potential for our product candidates, if approved by the FDA;

●	our ability to obtain additional funding for our operations and development activities;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

●	the timing of anticipated regulatory filings;

●	our future expenses, capital requirements and need for additional financing;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory, and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved by the FDA;

●	the implementation of our business model and strategic plans for our business, product candidates, and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of such events on our business operations and funding requirements;

●	our ability to successfully integrate and utilize the assets, licenses and businesses we acquire; and

●	other risks and factors listed under “Risk Factors” and elsewhere in this Annual Report.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in the section titled “Risk Factors” in this Annual Report on page 22, before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected.

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

Risks Relating to Our Proposed Merger with TELI Pharmaceuticals, Inc. (“TELI”)

Because TELI has a limited operating history, you may not be able to accurately evaluate TELI’s operations.

TELI has significant and increasing liquidity needs and will require additional funding.

TELI has yet to generate revenues or achieve a profit and may not generate revenue or achieve a profit for many years, if at all.

TELI does not own rights to Telomir-1

TELI’s product candidates, if approved, may not achieve the expected market acceptance and, consequently, limit TELI’s ability to generate revenue.

There are several conflicts of interests inherent in the Merger.

PART I

ITEM 1. Description of Business

Overview

Telomir Pharmaceuticals, Inc. is a preclinical-stage biotechnology company focused on the development of small-molecule therapeutics designed to address upstream biological drivers of aging and age-related diseases rather than treating symptoms alone. Our research strategy targets fundamental cellular processes associated with disease progression and functional decline, including metal-ion dysregulation, oxidative stress, epigenetic regulation, mitochondrial dysfunction, and telomere integrity.

Telomir’s lead investigational compound, Telomir-1 (Zn-Telomir), is a novel orally administered small molecule engineered to modulate intracellular metal balance—particularly iron, copper, calcium, and zinc—through a regulated exchange mechanism rather than broad chelation. Our preclinical research has evaluated Telomir-1 across multiple in vitro and in vivo model systems to characterize biological activity, safety profile, and potential relevance across a range of disease pathways.

We have not yet conducted clinical trials in humans. All findings described in this Business section are derived from preclinical studies and may not be predictive of clinical outcomes. We plan to submit an IND application in 2026 and, if the IND becomes effective and other conditions are satisfied, to commence a Phase 1/2 clinical trial thereafter. The timing of these activities is subject to change and may be delayed due to regulatory, technical, manufacturing, financing, or other factors

TELI Pharmaceuticals, Inc., a private related party company incorporated under the laws of Delaware (“TELI”) and we entered into an Agreement and Plan of Merger and Reorganization, dated November 20, 2025, and as amended on February 4, 2026 (collectively, the “Merger Agreement”), pursuant to which a wholly owned subsidiary of Telomir will merge with and into TELI, with TELI surviving as a wholly owned subsidiary of Telomir (the “Merger”), subject to shareholder approval. At the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of TELI, $0.0001 par value per share (“TELI Common Stock”), will be converted into the right to receive such number of Telomir Common Stock as is calculated based on the exchange ratio of the shares for the Merger (the “Exchange Ratio”). The Exchange Ratio is calculated using the relative company valuations of each of TELO and TELI, as determined by Moore (as further described herein). It is expected that shareholders of TELI will receive one share of Telomir Common Stock for each share of TELI Common Stock held (the “Merger Share Consideration”). The Telomir Common Stock issued as the consideration will not be registered for trading under the Securities Act. The Merger will result in an alignment of U.S. and non-U.S. rights to Telomir-1 within a single public company structure, thereby simplifying global development and partnership efforts. As a result of the Merger, Telomir will own the entire worldwide intellectual property portfolio and development programs related to Telomir-1

Scientific Rationale

Scientific research supports the role of reactive metal accumulation and oxidative stress as contributors to progressive cellular dysfunction associated with aging and age-related diseases. Iron and copper are essential for normal physiology; however, with aging and in certain disease states, regulation can weaken, contributing to intracellular accumulation of reactive metal species.

Excess ferrous iron and reactive copper catalyze the formation of reactive oxygen species, which can damage DNA, proteins, lipids, and mitochondria. Calcium dysregulation further contributes to mitochondrial instability and activation of stress-related signaling pathways. Together, these processes contribute to genomic instability, cellular senescence, and disease progression.

Our research premise is that restoring intracellular balance across these pathways may support improved cellular function in preclinical systems relevant to aging and disease.

Telomir-1: Investigational Candidate and Mechanistic Profile

Telomir-1 has been evaluated in preclinical model systems for its potential effects on cellular homeostasis. In nonclinical studies conducted to date, Telomir-1 has demonstrated activity consistent with modulation of oxidative stress pathways, redox balance under metal-induced stress conditions, mitochondrial structure and function, intracellular calcium dynamics, and epigenetic regulatory processes. Observed findings also suggest potential interaction with iron-dependent enzymatic pathways, including histone demethylases. These effects have been observed in controlled preclinical settings and may reflect interconnected biological mechanisms; however, their relevance to human disease has not been established.

Epigenetic Regulation and DNA Methylation

Epigenetic regulation, including changes in DNA methylation and histone methylation, plays a central role in gene expression, cellular identity, and disease biology. Abnormal epigenetic patterns can contribute to inappropriate gene silencing, loss of genomic stability, and impaired stress responses. In disclosed preclinical cancer and aging models, Telomir-1 has demonstrated the ability to influence DNA methylation patterns and inhibit iron-dependent histone demethylases, including members of the KDM2, KDM5, and KDM6 families. These enzymes require ferrous iron as a cofactor and play key roles in regulating chromatin structure and transcriptional programs.

Telomere Integrity and Genomic Stability

Telomeres are protective DNA-protein structures located at the ends of chromosomes that shorten with age and under conditions of oxidative stress and cellular damage. Accelerated telomere shortening is associated with cellular senescence, impaired regenerative capacity, and age-related disease.

In disclosed preclinical experimental systems evaluating genomic stability and cellular aging, Telomir-1 has been associated with preservation of telomere integrity and observed telomere elongation in certain model systems, together with normalization of accelerated aging phenotypes. These observations were made in controlled preclinical models and do not represent evidence of clinical benefit in humans.

Preclinical Aging and Healthspan Observations

Across multiple preclinical studies, Telomir-1 has demonstrated biological activity relevant to aging and age-related decline, including reduction of oxidative stress and reactive oxygen species, preservation of mitochondrial function, protection against stress-induced cell death, normalization of functional decline in aging and progeria models, and improvements in mobility, survival, and healthspan parameters in model organisms.

Oncology Research

Cancer cells frequently rely on dysregulated metal metabolism, oxidative stress, and epigenetic silencing to support uncontrolled proliferation and treatment resistance. Telomir-1 has been evaluated in multiple preclinical oncology models, including prostate cancer, triple-negative breast cancer, pancreatic cancer, and leukemia. In these models, Telomir-1 has been associated with reduced tumor growth, altered metabolic activity, reversal of abnormal DNA methylation, and modulation of pathways related to cancer cell survival. Telomir-1 has demonstrated anti-tumor activity rather than tumor promotion in preclinical systems evaluating telomere biology.

IND-Enabling GLP Safety and Toxicology

We disclosed favorable results from IND-enabling Good Laboratory Practice toxicology and safety pharmacology studies for Telomir-1. These studies evaluated cardiovascular safety, respiratory safety, phototoxicity, and repeat-dose toxicology in animal models. Telomir-1 was reported to be well tolerated across completed GLP safety studies, without treatment-related adverse or dose-limiting toxicities observed. Cardiovascular assessments demonstrated no test-article-related changes in blood pressure, heart rate, electrocardiogram parameters, or body temperature, and no concerning cardiac safety signals. Repeated-dose studies in rats and dogs were reported to be well tolerated, with findings described as limited, reversible, and non-adverse. No clinically meaningful respiratory effects or phototoxicity were reported. Across oral administration studies, Telomir-1 demonstrated consistent systemic exposure.

Development Strategy and Outlook

Telomir-1 remains in preclinical development. We continue to advance regulatory preparation and development activities in support of a potential Investigational New Drug (“IND”) application. We are targeting IND submission in 2026 and, subject to regulatory review, completion of required preclinical and manufacturing activities, and availability of resources, plans to initiate a Phase 1/2 clinical trial thereafter. The timing of these activities is subject to change and may be delayed due to regulatory, technical, operational, or financial factors. There can be no assurance that preclinical findings will translate into safety, efficacy, disease modification, or therapeutic benefit in humans.

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

Graphic 1: Telomir-1 is capable of binding to several metal ions

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

Oxidative Stress Study: Telomir-1 Shows potential to Reverse Oxidative Stress and Provide Robust Cellular Protection

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

Graphic 6: Effect of Telomir-1 on Oxidative Stress

Graphic 7: Effect of Telomir-1 on Copper Toxicity

Expanding Telomir-1’s Therapeutic Potential

Building on these findings, the Company continues to evaluate the broader therapeutic potential of Telomir-1 across multiple disease areas characterized by metal dysregulation and oxidative stress. These areas of scientific interest include Wilson’s disease, Type 2 diabetes, age-related macular degeneration, oncology, and epigenetic regulation.

Recent studies have shown that Telomir-1 has potent anti-cancer effects. In vivo evaluation using zebrafish tumor xenografts revealed heterogeneous antitumor responses. Telomir-Zn significantly reduced primary tumor size in BT-549 and HCC1806 xenografts and decreased metastatic dissemination in HCC1806. Combination treatment with paclitaxel produced greater tumor suppression compared with either monotherapy (Graphic 8-9).

A
Primary tumor size
Normalized tumor size (%)
120
100
80
60
40
20
0
##
##
*
**
**
**
****
Vehicle
PTX 5μM
Telomir-Zn 1μM
Telomir-Zn 3μM
Telomir-Zn 10μM
PTX 5μM + Telomir-Zn 1μM
Metastasis
Number of metastases
7
6
5
4
3
2
1
0
Vehicle
PTX 5μM
Telomir-Zn 1μM
Telomir-Zn 3μM
Telomir-Zn 10μM
PTX 5μM + Telomir-Zn 1μM
B
Day 0
Day 1
Day 2
Day 3
Vehicle
Telomir-Zn 1 μM
Telomir-Zn 3 μM
Telomir-Zn 10 μM

Graphic 8. Antitumor efficacy of paclitaxel (PTX) and Telomir-1 in BT-549 zebrafish xenografts. (A)Primary tumor size and metastatic dissemination were evaluated in BT-549 xenografts after 3 days of treatment. (B) Representative microscopy images of primary tumors treated with vehicle or Telomir-Zn 1-10 µM throughout the evaluation time Data are normalized relative to the negative control group and presented as mean ± SEM. Statistical

Graphic 9. Antitumor efficacy of paclitaxel (PTX) and Telomir-Zn in HCC1806 zebrafish xenografts.(A) Primary tumor size and metastatic dissemination were evaluated in HCC1806 xenografts after 3 days of treatment. (B) Representative microscopy images of disseminated tumor cells after 3 days of treatment with vehicle or Telomir-Zn 3 µM.

Data are normalized relative to the negative control group and presented as mean ± SEM.

For metastasis data, statistical analysis was performed using one-way ANOVA (p = 0.0617), followed by a two-tailed Student’s t-test. p < 0.05 indicates significance compared with the vehicle group.

The Company is in the process of finalizing the initial clinical development program for Telomir-1 and expects to provide additional details regarding the planned clinical indication in connection with the anticipated submission of its Investigational New Drug (IND) application. Future development efforts may also explore additional indications based on regulatory guidance, emerging scientific data, capital availability, and strategic considerations. There can be no assurance that the Company will pursue development in any or all of these areas.

●	Wilson’s Disease Study: Investigating Telomir-1’s effects on copper regulation in preclinical models.
●	Type 2 Diabetes Studies: Following success in zebrafish studies, ongoing research in rat models aims to confirm Telomir-1’s efficacy in reversing key metabolic abnormalities.
●	Age-related Macular Degeneration: Assessing Telomir-1’s impact on retinal degeneration and Drusen formation caused by metal accumulation.
●	Progeria: Examining Telomir-1’s impact on accelerated aging and telomere function.
●	Cancer Research: Exploring anti-cancer applications using xenograft studies.
●	Metal Toxicity: Examining Telomir-1’s capacity to reduce harmful metal accumulation and associated cellular damage.
●	DNA Methylation Analysis: Studying Telomir-1’s role in modulating DNA methylation to restore healthy gene expression patterns linked to aging and disease

Future Plans and Milestones

Telomir-1 has demonstrated significant potential in reversing age-related and metabolic conditions while targeting underlying disease mechanisms. As the company continues to refine the molecular understanding of Telomir-1, efforts are underway to identify the most impactful indication for its initial IND application.

We are optimizing manufacturing processes to produce GMP-grade Telomir-1 for IND-enabling activities and potential future clinical trials. We have completed the preclinical safety studies it currently believes are required to support an IND submission. We are targeting IND submission in 2026 and, if the IND becomes effective and subject to completion of remaining regulatory, manufacturing, and operational activities, plans to initiate a Phase 1/2 clinical trial thereafter. The FDA may require additional studies or information prior to or following IND submission. The timing of these activities is subject to change and may be delayed due to regulatory, technical, operational, financial, or other factors.

Through these initiatives, we are committed to revolutionizing treatments for age-related and chronic diseases by addressing their root causes and paving the way for transformative healthcare solutions.

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

Pre-Clinical IND-Enabling Studies

We have successfully completed several IND-enabling studies for Telomir-1, aiming to demonstrate its non-toxic profile. In collaboration with Frontage Laboratories, our research is aimed at establishing the metabolism and maximum tolerated dose (MTD) of Telomir-1, providing critical data to support its development. Our preclinical studies were conducted in collaboration with third-party organizations, including Frontage Laboratories, InSilico Trials, Pharmaseed Ltd, Smart Assay Biotechnologies Ltd., Recipharm, Naji Biosciences, and Pantagrit. These partners played a key role in supporting the execution and analysis of the research.

Our Clinical Development Plan

Upon completion of required preclinical studies and supporting activities, we intend to submit an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for Telomir-1. We have not yet selected a specific initial clinical indication and expects that the development strategy may evolve based on regulatory guidance and ongoing scientific evaluation. We are targeting IND submission in 2026. If the IND becomes effective and subject to regulatory feedback and operational readiness, we plan to initiate first-in-human clinical development thereafter. The scope, design, and timing of any clinical trial will be determined in consultation with regulatory authorities and may be modified based on FDA input. There can be no assurance that the FDA will permit us to proceed to clinical trials on the anticipated timeline or at all.

Market Opportunity

Telomir-1 is under investigation for its therapeutic potential across multiple areas, including Progeria, Type 2 Diabetes, Wilson’s disease, Age-related Macular Degeneration (AMD), cancer, and other age-related conditions. Additionally, Telomir-1 is being explored for its potential in mitigating the severity of viral infections such as avian influenza (bird flu) by addressing oxidative stress and immune dysfunction. These indications are being carefully evaluated to identify the most impactful opportunities for clinical development and market entry.

Certain of the therapeutic areas under evaluation represent established pharmaceutical markets in North America. According to Fortune Business Insights, the U.S. Type 2 Diabetes market was valued at approximately $30.47 billion in 2022. Allied Market Research has projected that the global age-related macular degeneration (AMD) market could reach approximately $18 billion by 2030, reflecting anticipated growth over the forecast period. These estimates are based on third-party reports and are subject to assumptions and uncertainty. There can be no assurance that Telomir-1, if approved, would address any of these markets or achieve commercial adoption.

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

Intellectual Property

We license the U.S. patent rights for the use of Telomir-1 in human applications from MIRALOGX, LLC (“MIRALOGX”), a related party intellectual property development and holding company.  MIRALOGX has filed a Patent Cooperation Treaty (PCT) application, PCT/US2023/073106 on August 29, 2023. The application designated the U.S. and will enter U.S. national phase. The application, if granted and subject to payment of patent maintenance fees, would offer protection extending through at least August 29, 2043 in the U.S. The patent rights for Telomir-1 outside of the United States are not included in our current patent rights.

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

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (REMS) plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

Employees and Human Capital Resources

As of March 6, 2026, we have two part-time employees—the CEO and CFO. At no time have our employees been represented by a labor union or covered by a collective bargaining agreement. We primarily utilize contractors and outside consultants to support our operational and development activities include three full-time contractors who support our executives and manage the day to day operations. We expect to continue to rely on a combination of internal personnel and external service providers to support our development programs.

Competition

The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological advancements, evolving regulatory requirements, and significant investment in research and development. The Company faces competition from a variety of sources, including large pharmaceutical companies, biotechnology companies, specialty pharmaceutical firms, academic institutions, and government-sponsored research organizations.

Many of these organizations have substantially greater financial resources, technical expertise, manufacturing capabilities, and commercialization infrastructure than the Company. In addition, many competitors have significantly more experience in clinical development, regulatory approvals, and the commercialization of pharmaceutical products.

The Company’s investigational candidate, Telomir-1, is being developed for conditions that may also be targeted by therapies currently approved or in development by other companies. These competing approaches may include small molecules, biologics, gene therapies, and other therapeutic modalities designed to address similar disease pathways.

The Company believes that its approach targeting intracellular metal homeostasis and related cellular pathways represents a differentiated scientific strategy; however, there can be no assurance that Telomir-1 will demonstrate clinical efficacy or safety or that it will be successfully developed or commercialized.

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

Our corporate headquarters is a virtual office and our mailing address is 100 SE 2nd St., Suite 2000 #1009 Miami, Florida 33131. Our telephone number is (786) 396-6723.

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

Within our present and future pipeline of treatments, Telomir-1 is in-licensed from MIRALOGX. We do not currently own any intellectual property rights, including the patent application that underlies this license. Our rights to use Telomir-1 is subject to the negotiation of, continuation of and compliance with the terms of this license. Thus, the non-provisional patent application is not written by us or our attorneys, and we did not have control over the drafting and prosecution. The patent owner and our licensor might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owner of the patent application and had control over the drafting. We cannot be certain that drafting of the licensed patent application, or patent prosecution, by the licensor have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. This absence of control over the drafting, prosecution of patent and applications, along with non-compliance with royalty payments and confidentiality breaches are just some of the ways that may result in the Company’s’ loss of the license and inability to continue operations.

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

As an early development-stage enterprise that is focused on the development of a pre-clinical pharmaceutical product, we have generated no revenue and have an accumulated deficit of $41.0 million and $30.6 million as of December 31, 2025 and December 31, 2024, respectively. There can be no assurance that sufficient funds required to pursue our development program will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. It is for these reasons substantial doubt about our ability to continue as a going concern exists and an explanatory paragraph relating to our ability to continue as a going concern can be found within the report of our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2025.

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

We will require additional capital to advance our development activities and to achieve a sustainable level at which operations could be supported by revenues, if any. Based on our current operating plan and available cash resources, we believe that our existing capital will be sufficient to fund operations and planned initial clinical development activities into the first quarter of 2027. We will require additional financing to continue development beyond that period and to fully implement our business strategy. There can be no assurance that additional financing will be available when needed or, if available, on terms acceptable to us.

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

Erez Aminov, our Chief Executive Officer and Chairman of our board of directors, is not employed by our company on a full-time basis. Mr. Aminov is the son-in-law of Jonnie R. Williams, Sr., the founder of the Company. As intended to be provided in his employment agreement with our company, he works on a part-time and as-needed basis. Because he does not work full time for our company, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, he can become subject to conflicts of interest because he devotes part of his working time to other business endeavors and may have responsibilities to other entities. Although Mr. Aminov is aware of his duties and accountability to our company and to applicable laws and policies relating to corporate opportunity and conflicts of interest, such conflicts of interest may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Alan Weichselbaum, our Chief Financial Officer, is not employed by our company on a full-time basis. He works on a part-time and as-needed basis. Because he does not work full time for our company, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, he can become subject to conflicts of interest because he devotes part of her working time to other business endeavors and may have responsibilities to other entities. Although Mr. Weichselbaum is aware of his duties and accountability to our company and to applicable laws and policies relating to corporate opportunity and conflicts of interest, such conflicts of interest may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

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

Our operations have consumed substantial amounts of cash since inception. For the year ended December 31, 2025, we reported a net operating cash outflow of $3.7 million and a net cash inflow from financing activities of $9.7 million. For the year ended December 31, 2024, we reported a net operating cash outflow of $5.1 million and a net cash inflow from financing activities of $6.3 million.

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

Our founding stockholders, which include five trusts for the benefit of the family of our founder Johnnie R. Williams, Sr., as well as MIRALOGX, collectively own of our issued and outstanding common stock. Brian McNulty acts as the trustee for such trusts. Our officers and directors also own shares of our common stock. Therefore, these entities and individuals could influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

In addition, our amended and restated articles of incorporation and amended and restated bylaws contain provisions that may make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions include:

●	nothing in our amended and restated articles of incorporation precludes future issuances without shareholder approval of the authorized but unissued shares of our common stock;

●	advance notice procedures apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders;

●	a special meeting of shareholders can only be called by our chairman of the board of directors, our chief executive officer, our president (in the absence of a chief executive officer), a majority of our board of directors or the holders of 10% or more of all of our votes entitled to be cast on any issue proposed to be considered at the special meeting of shareholders;

●	no provision in our amended and restated articles of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority shareholders to elect director candidates; directors will only be able to be removed for cause;

●	our amended and restated articles of incorporation authorize undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and

●	certain litigation against us can only be brought in Florida.

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire. See “Description of Capital Stock.”

Our amended and restated bylaws designate the state courts located within the state of Florida as the exclusive forum for substantially all disputes between us and our shareholders and the federal district courts as the exclusive forum for Securities Act claims, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

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

The trading market for our securities could be influenced by research and reports that industry and/or securities analysts may publish about us, our business, the market or our competitors. We do not have any control over these analysts and cannot be assured that such analysts will cover us or provide favorable coverage. If any of the analysts who may cover our business change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analysts who may cover our business were to cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volumes to decline.

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

Risks Related to the planned merger with TELI

Because TELI has a limited operating history, you may not be able to accurately evaluate TELI’s operations.

TELI has had no operations to date, and therefore, TELI has a limited operating history upon which to evaluate the merits of investing in TELI. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the operations that TELI plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate TELI’s business, and additional costs and expenses that may exceed current estimates. TELI expects to continue to incur significant losses into the foreseeable future. TELI recognizes that if the effectiveness of its business plan is not forthcoming, it will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that TELI will prove successful, and it is doubtful that TELI will generate any operating revenues or ever achieve profitable operations. If TELI is unsuccessful in addressing these risks, TELI’s business will most likely fail.

TELI is an early development-stage company with no revenues.

As a very early development-stage enterprise that is focused on the development of a pre-clinical pharmaceutical product, TELI has generated no revenue to date. There can be no assurance that TELI will be successful in obtaining sufficient funding on terms acceptable to it to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that TELI will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about TELI’s ability to continue as a going concern. The failure to obtain sufficient capital on acceptable terms when needed may require TELI to delay, limit, or eliminate the development of business opportunities and TELI’s ability to achieve its business objectives. Any of such failures will materially adversely affect TELI’s competitiveness, and TELI’s business, financial condition, and results of operations. In addition, the perception that TELI may not be able to continue as a going concern may cause others to choose not to deal with it due to concerns about TELI’s ability to meet TELI’s contractual obligations.

TELI has significant and increasing liquidity needs and will require additional funding.

Research and development, general and administrative expenses and cash used for operations will continue to be significant and may increase substantially in the future in connection with new research and development initiatives and continued product commercialization efforts. Following the Merger, the combined company will need to raise additional capital to fund its operations, continue clinical trials to support potential regulatory approval of marketing applications and to fund commercialization of its products.

Operating results may vary significantly in future periods.

Following the Merger, the combined company’s operating and financial results are likely to fluctuate significantly in the future. TELI’s operating and financial results are unpredictable and may fluctuate, for among other reasons, due to:

●	TELI’s achievement of product development objectives and milestones;

●	clinical trial enrollment and expenses;
●	research and development expenses; and
●	the timing and nature of contract manufacturing and contract research payments.

In addition, a high portion of TELI’s costs are determined on an annual basis, due in part to TELI’s significant research and development costs. Thus, increases in TELI’s costs could disproportionately affect financial results in a quarter. Other factors, including non-cash expenses associated with financing activity, could also lead to fluctuations in TELI’s results of operations. Because of these factors, TELI’s operating and financial results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause TELO’s share price to decline.

TELI has yet to generate revenues or achieve a profit and may not generate revenue or achieve a profit for many years, if at all.

TELI has not yet produced any revenues or profit and may not for many years, if at all. TELI’s ability to generate revenue is dependent on the receipt of regulatory approval of TELI’s product candidates, which will take years to achieve and may not be obtained. We therefore cannot assure you TELI will be able to ever generate sufficient revenue to pay for TELI’s expenses or achieve profitability. TELI’s ability to continue as a going concern in the future is dependent upon raising capital from financing transactions and keeping operating expenses below TELI’s revenue levels in order to achieve positive cash flows, none of which can be assured.

TELI does not own rights to Telomir-1

All of TELI’s rights in Telomir-1 are granted to it under a license (“License”) from MIRALOGX LLC, a Florida corporation (“Licensor”), so TELI does not have an ownership interest in Telomir-1. The License gives TELI the right to make, use and sell Telomir-1 outside the United States. If TELI breaches the License or if the Licensor goes bankrupt, TELI could lose its rights to Telomir-1 and all of such rights would revert back to the Licensor. Further, Licensor will control the process of applying for and obtaining any patents or other intellectual property rights in Telomir-1, all at the expense of TELI. All of such patents and intellectual rights will be owned by Licensor, subject to TELI’s rights under the License. Furthermore, TELI has no control over the patent prosecution strategy, which is fully managed by the Licensor.

TELI’s rights to Telomir-1 are subject to royalties.

TELI entered into an exclusive licensing agreement with MIRALOGX for the licensing by MIRALOGX to TELI the international commercial rights of Telomir-1 (the “Telomir-1 Licensing Agreement”) in the United States, Mexico and Canada. Under the Telomir-1 Licensing Agreement TELI will owe MIRALOGX a royalty of 8% on all revenue it receives from Telomir-1, with a minimum annual royalty of $250,000 that begins in the first year that there is any revenue from Telomir-1. This $250,000 will be owed even if in any later year there is no revenue from Telomir-1 or if the 8% royalty rate on actual revenues yields less than $250,000. TELI’s failure to pay minimum royalties in any year would be a breach of the Telomir-1 Licensing Agreement and such breach would let the Licensor terminate TELI’s rights to Telomir-1.

Conflicts of interest may arise between TELI and MIRALOGX.

MIRALOGX is the licensor of TELI’s rights to Telomir-1. MIRALOGX is a separate intellectual property development company owned by the Bayshore Trust. The Bayshore Trust is also TELI’s largest stockholder. MIRALOGX is 100% owned by the Bayshore Trust. TELI’s relationship with MIRALOGX and the Bayshore Trust may create, or may create the appearance of, conflicts of interest when TELI is faced with decisions that benefit MIRALOGX but do not benefit other holders of TELO Common Stock. Furthermore, in light of the license agreement that TELI has with MIRALOGX, if a dispute were to arise between MIRALOGX and TELO relating to TELI’s past or future relationship with MIRALOGX or with respect to intellectual property matters, there could be a conflict of interest that may make it more difficult for TELI to resolve such disputes on terms that are acceptable to TELI.

TELI’s product candidates, if approved, may not achieve the expected market acceptance and, consequently, limit TELI’s ability to generate revenue.

Even when product development is successful and regulatory approval has been obtained, TELI’s ability to generate sufficient revenue depends on the acceptance of its products by physicians and patients. There is no assurance that TELI’s product candidates will achieve the expected level of market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement and warnings required by regulatory authorities in the product label. Market acceptance can also be influenced by continued demonstrations of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payers such as government health care programs and private third-party payers, the price of the product, the nature of any post-approval risk management activities mandated by regulatory authorities, competition, and marketing and distribution support. Further, an ineffective or inefficient distribution model at launch may lead to the inability to fulfill demand, and consequently a loss of revenue. Any factors preventing or limiting the market acceptance of TELI’s products could have a material adverse effect on TELI’s business, results of operations and financial condition.

If the price for any future approved products decreases or if government and other third-party payers do not provide coverage and adequate reimbursement levels, TELI’s revenue and prospects for profitability will suffer.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals generally must be obtained on a country-by-country basis. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower-cost therapeutic alternatives are already available or subsequently become available. Even if TELI obtains coverage for products TELI may market, the resulting reimbursement payment rates may require co-payments that patients find unacceptably high. Patients may not use TELI’s products if coverage is not provided, or reimbursement is inadequate to cover a significant portion of their cost.

In addition, the market for TELI’s products will depend significantly on access to third-party payers’ drug formularies or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indications for which TELI’s products are approved.

Third-party payers or governmental or commercial entities are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling TELI’s products at less than an optimized price could impact its revenues and overall success as a company. It will be difficult to determine the optimized price for TELI’s products. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for its products may differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require TELI to provide scientific and clinical support for the use of its products to each payer separately, with no assurance that coverage will be obtained. If TELI is unable to obtain coverage of, and adequate payment levels for, products we may market to third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them, and patients may decline to purchase them. This in turn could affect TELI’s ability to successfully commercialize products we may market, and thereby adversely impact TELI’s profitability, results of operations, financial condition, and future success.

In addition, where TELI has chosen to collaborate with a third party on product candidate development and commercialization, TELI’s partner may elect to reduce the price of its products in order to increase the likelihood of obtaining reimbursement approvals. In many countries, products cannot be commercially launched until reimbursement is approved and the negotiation process in some countries can exceed 12 months. In addition, pricing and reimbursement decisions in certain countries can be affected by decisions taken in other countries, which can lead to mandatory price reductions and/or additional reimbursement restrictions across a number of other countries, which may thereby adversely affect TELI’s sales and profitability. In the event that countries impose prices that are not sufficient to allow TELI or its partners to generate a profit, TELI’s partners may refuse to launch the product in such countries or withdraw the product from the market, which would adversely affect sales and profitability. Events, such as price decreases, government mandated rebates or unfavorable reimbursement decisions, could affect the pricing and reimbursement of TELI’s products and its other product candidates and could have a material adverse effect on TELI’s business, reputation, results of operations and financial condition.

TELI expects to face intense competition, often from companies with greater resources and experience.

Demand for TELI’s product candidates will likely be dependent on a number of social, political, legislative, and economic factors that are beyond its control. While we believe that there will be a demand for such drugs, and that the demand will grow, there is no assurance that such demand will happen, that we will benefit from any demand or that its business, in fact, will ever generate revenues from its drug development programs or become profitable.

The emerging markets for product candidates like TELI’s and related medical research and development are and will likely remain competitive. The development and commercialization of drugs and medicines is highly competitive. TELI competes with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed by universities and other research institutions. Many of TELI’s competitors have developed, are developing, or will develop drugs and processes which may be competitive with TELI’s drug candidates. Competitive therapeutic treatments include those that have already been approved by medicines regulators and accepted by the medical community and any new treatments that may enter the market. For some of TELI’s drug development programs / areas of therapeutic interest, other treatment options are currently available, under development, and may become commercially available in the future. If any of TELI’s product candidates are approved for the diseases and conditions TELI is currently pursuing, they may compete with a range of medicines or therapeutic treatments that are either in development, will be developed in the future or currently marketed.

Established companies may have a competitive advantage over TELI due to their size and experience, financial resources, and institutional networks. Many of TELI’s competitors may have significantly greater financial, technical, and human resources than TELI does. Due to these factors, TELI’s competitors may have an advantage in marketing their approved drugs and may obtain regulatory approval of their drug candidates before TELI is able to, which may limit its ability to develop or commercialize TELI’s drug candidates. TELI’s competitors may also develop drugs / medicines that are safer, more effective, more widely used and less expensive than TELI’s. These advantages could materially impact TELI’s ability to develop and, if approved, commercialize TELI’s product candidates successfully. Furthermore, some of these competitors may make acquisitions or establish collaborative relationships among themselves or with third parties to increase their ability to rapidly gain market share.

Moreover, as generic versions of drug products enter the market, the price for such medicines may be expected to decline rapidly and substantially. Even if Telomir-1 is the first to obtain FDA approval of one of its product candidates, the future potential approval of generics could adversely affect the price TELI is able to charge, and the profitability of TELI’s product(s) will likely decline.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in more resources being concentrated among a smaller number of TELI’s competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

These companies may compete with TELI in recruiting and retaining qualified scientific, management and commercial personnel, utilizing contract manufacturing facilities or contract research organizations (CROs), or establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to TELI’s research projects.

There are several conflicts of interests inherent in the Merger.

Several beneficial owners of TELI, are also related parties of Telomir. For example, our Chief Executive Officer, Erez Aminov, and owner of 5,369,860 shares of Telomir also holds a beneficial ownership interest of 7,919,710 shares, or 23%, on a fully diluted basis, of TELI. Furthermore, shares of Telomir are held by several trusts or individuals, also own shares of TELI. Specifically, (i) Bayshore Trust, holders of 5,406,431 shares of TELO, on a fully diluted basis, hold 10,798,767 shares of Telomir, or 31.4% on a fully diluted basis, and (ii) the Celeste J Williams Lifetime QTIP Trust holds of 1,853,659 shares of TELO and 1,000,000, or 2.9% shares of Telomir. Following the Merger, Mr. Aminov and Bayshore Trust are expected to each beneficially own 13,289,570 and 16,205,198 shares of Telomir, respectively, or 19.32% and 23.56% shares of Telomir respectively.

Furthermore, several of the parties in the Merger are related by marriage. For example, Erez Aminov, CEO of each of TELI and Telomir, is the son-in-law of Jonny Williams Sr., the beneficiary of the Bayshore Trust, and the largest shareholder of TELO, Telomir and the primary owner of MIRALOGX LLC, the licensor of Telomir-1 to each of TELI and Telomir.

Additionally, in connection with the approval of the Merger, the Board previously adopted an Executive Compensation Plan that provides for certain performance-based compensation arrangements for executive officers, including Erez Aminov, the Chief Executive Officer of TELO. These arrangements may be tied to the successful completion and overall value of the Merger. This would be separate from the shares of TELI Common Stock issued to Mr. Aminov in connection with the Merger.

Following the Merger, the TELI shareholders may potentially own a majority of TELO.

Following the issuance of the Merger Share Consideration, at the Closing, pre-Merger holders of TELI may potentially own a majority of the post-Merger TELO shares. Accordingly, after the completion of the Merger, the current stockholders of TELI will own a smaller percentage of the post-Merger combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, TELO securityholders as of immediately prior to the Merger are currently estimated to own approximately 50% of the outstanding shares of the post-Merger company on a fully-diluted basis and former TELI securityholders are currently estimated to own approximately 50% of the outstanding shares of the combined post-Merger company on a fully-diluted basis.

There is no assurance when or if the Merger will be completed.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others, the receipt of the TELO Stockholder Approval. Further, at the time of the completion of the Merger, under the terms of the Merger Agreement, TELI must have cash and marketable securities valued at $1 million. There can be no assurance that any conditions, consents, clearances or approvals necessary or advisable to be obtained in connection with the Merger will be obtained in a timely manner or at all, or whether they will be subject to actions, conditions, limitations or restrictions that may jeopardize or delay the completion of the Transaction, materially reduce or delay the anticipated benefits of the Merger or allow the parties to terminate the Merger Agreement.

The Merger Agreement may be terminated in certain circumstances, including, among others, if the Merger has not been completed by the outside date of June 30, 2026 or if a governmental entity of competent jurisdiction has issued or granted an order, judgment, decree, ruling or injunction that results in a permanent restraint that has become final and nonappealable or imposes, as a final and nonappealable condition. See “The Merger Agreement—Termination.”

The price of TELO’s common stock is subject to fluctuations

The market price of TELO Common Stock is subject to general price fluctuations in the market for publicly traded equity securities and has experienced volatility in the past. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in the businesses, operations and prospects of TELI, and an evolving regulatory landscape. Market assessments of the benefits of the Merger and the likelihood that the Merger will be completed, as well as general and industry specific market and economic conditions, may also impact the market price of TELI Common Stock. Many of these factors are beyond TELI’s control. You are encouraged to obtain current market price quotations for TELO Common Stock before you determine how to vote on the Merger.

The Merger may be time-consuming to complete and may not be completed in a timely manner, or at all, due to pending or potential litigation or regulatory challenges.

The proposed Merger and related transactions may be challenged in court by shareholders or other interested parties. While management believes any such claims would be without merit, we may be subject to various lawsuits or other legal proceedings, including but not limited to shareholder class action lawsuits alleging breaches of fiduciary duties related to the proposed transaction structure, valuation, conflicts of interest or disclosure. Responding to and defending against these claims can be time-consuming, expensive, and could divert management’s attention and resources away from day-to-day business operations.

Further, government agencies, including antitrust authorities, may seek to block, delay, or impose conditions on the Merger. These regulatory reviews and filings are a common aspect of mergers and acquisitions and are subject to significant costs, including substantial legal fees and potential judgments or settlements; transaction delays or the inability to close the merger on the contemplated terms; the imposition of burdensome conditions or restrictions on the combined company’s operations; or the termination of the Merger agreement altogether, which could have a material adverse effect on our business, financial condition, and stock price.

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

Item 2. Description of Property.

Our former corporate headquarters was located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2022 and expired in April 2024. The lease was not renewed. We moved all corporate related activities in April 2024 to a shared office space in Tampa, Florida, see Note 5. In September 2024, we decided to no longer utilize the shared space and moved to a virtual office model. As of October 1, 2024, we have not had a physical office space.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “TELO” and began trading February 9, 2024.

Holders of Common Stock

As of March 9, 2026, we had approximately 58 holders of record of our common stock. No cash dividends have been paid on the common stock to date. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

Overview

We are a preclinical-stage pharmaceutical company focused on the development of novel small-molecule therapeutics targeting age-related diseases and oncology. Our lead investigational candidate, Telomir-1, is a small molecule metal ion regulator designed to modulate intracellular metal homeostasis. Dysregulation of metal ions, including iron, copper, zinc, and calcium, has been implicated in cellular aging processes as well as in tumor cell proliferation, oxidative stress, and other oncogenic pathways. By influencing intracellular metal balance, Telomir-1 may affect biological mechanisms relevant to age-related conditions and certain oncology indications. We are conducting ongoing preclinical research in animal and other model systems to further evaluate these potential applications. There can be no assurance that preclinical findings will translate into clinical benefit in humans.

We had net losses of $10.4 and $16.5 million for the years ended December 31, 2025 and 2024, respectively.

The Company and TELI Pharmaceuticals, Inc., a private company incorporated under the laws of Delaware (“TELI”) have entered into an Agreement and Plan of Merger and Reorganization, dated November 20, 2025, and as amended on February 4, 2026 (collectively, the “Merger Agreement”), pursuant to which a wholly owned subsidiary of Telomir will merge with and into TELI, with TELI surviving as a wholly owned subsidiary of Telomir (the “Merger”). At the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of TELI, $0.0001 par value per share (“TELI Common Stock”), will be converted into the right to receive such number of Telomir Common Stock as is calculated based on the exchange ratio of the shares for the Merger (the “Exchange Ratio”). The Exchange Ratio is calculated using the relative company valuations of each of Telomir and TELI. It is expected that shareholders of TELI will receive one share of Telomir Common Stock for each share of TELI Common Stock held (the “Merger Share Consideration”). The Telomir Common Stock issued as the consideration will not be registered for trading under the Securities Act. The Merger will result in an alignment of U.S. and non-U.S. rights to Telomir-1 within a single public company structure, thereby simplifying global development and partnership efforts. As a result of the Merger, TELO will own the entire worldwide intellectual property portfolio and development programs related to Telomir-1.

As a condition to the closing of the Merger, TELI must hold at least $1 million in either cash, marketable securities or a combination of cash and marketable securities and certain shareholders of TELI must agree to provide $2 million upon FDA acceptance of an Investigational New Drug (IND) application for Telomir-1, and $2 million upon initiation of a Phase 1/2 study. The actual payments of such amounts following the milestones are not a condition to the closing of the Merger. At the Effective Time, Telomir’s stockholders will continue to own and hold their existing shares of Telomir Common Stock. Following the Merger, Telomir’s shares will continue to be listed on the Nasdaq under the symbol “TELO”.

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

Results of Operations for years ended December 31, 2025 and 2024

	For the year ended December 31,
	2025	2024
Revenues	$-	$-

Operating costs:
General and administrative expenses	8,103,280	9,636,333
Related party travel costs	-	370,500
Research and development expenses	2,435,569	2,235,341
Total operating costs	10,538,849	12,242,174

Interest income	125,644	48,000
Interest expense	-	(4,338,542)
Net loss	$(10,413,205)	$(16,532,716)

General and Administrative Expenses. We incurred general and administrative expenses of $8.1 million and $9.6 million during the years ended December 31, 2025 and 2024, respectively. General and administrative expenses in the year ended December 31, 2025 consisted of stock-based compensation expense of $5.2 million, issuance of common stock for services of $840,000, payroll and benefits expense of $0.7 million, executive cash bonus of $0.4 million, legal expenses of $0.2 million, accounting expenses of $0.1 million, and other expenses of $0.8 million. General and administrative expenses in the year ended December 31, 2024 consisted of stock compensation expense of $6.7 million for new options granted in 2024, payroll expense of $1.2 million, accounting and legal expenses of $0.6 million relating to the IPO in 2024, and office and rent expenses of $1.1 million.

Related Party Travel Costs. We did not incur related party travel costs in the year ended December 31, 2025. We incurred $0.4 million in related party travel costs during the year ended December 31, 2024. Related party travel costs consisted of a shared lease and use of an airplane with an entity under common control. We ceased using the airplane after March 2024 and our obligations related to this lease terminated shortly thereafter.

Research and Development Expenses. We incurred research and development expenses of $2.4 million and $2.2 million during the years ended December 31, 2025 and 2024. The following categorized various elements of R&D expense in 2025:

R&D Category	Expense
Toxicology	$0.6 million
Pre-clinical research	$1.6 million
R&D consultants	$0.2 million

Interest income (expense). We recorded interest income of $0.1 million in the year ended December 31, 2025, compared with $0.05 million in the year ended December 31, 2024. We incurred $4.4 million in interest expense during the year ended December 31, 2024 in contrast to incurring none for the year ended December 31, 2025. Interest expense during 2024 was composed of debt issuance costs related to a line of credit financing that expired upon the completion of the IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in August 2021, we have financed our operations primarily through sales of our common stock. These equity financings included the proceeds from our initial public offering that occurred in February of 2024, a $1.0 million stock purchase agreement of our Common Stock with Starwood Trust that occurred in the fourth quarter of 2024, a $3 million stock purchase agreement in 2025 with The Bayshore Trust, and our ATM Financings. We raised $6.5 million from ATM financings in the year ended December 31, 2025.

We intend to finance our clinical development programs and working capital needs from existing cash and potential new sources of debt and equity financing. Further, we plan to conduct a raise of capital in the near future to assist in financing working capital needs.

On May 19, 2025, we entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with our largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. We issued 333,334 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). We received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares.

On September 24, 2024 we entered into an unsecured Promissory Note and Loan Agreement with the Starwood Trust, a separate trust which was established by our founder for the benefit of his family. Under this Promissory Note and Loan Agreement (the “Starwood Note”), we have the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the note. Our right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note and provides for prepayment at any time without penalty. The Starwood Note accrues interest at a rate equal to 7% per annum, simple interest.

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with us to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to us.

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

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $3.7 million for the year ended December 31, 2025 and an accumulated deficit of approximately $41.0 million as of December 31, 2025. As of December 31, 2025 we had cash and cash equivalents of approximately $7.3 million.

We currently expect that our cash and cash equivalents will be sufficient to fund our operations, development plans, and capital expenditures through the first quarter of 2027.

We did not have any material non-cancellable contractual obligations as of December 31, 2025.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,688,188)	$(5,070,428)
Financing activities	9,708,727	6,335,328
Net change in cash	$6,020,539	$1,264,900

Net Cash Used in Operating Activities

For the year ended December 31, 2025, operating activities used $3.7 million of cash, primarily due to a net loss of $10.4 million and a decrease in accounts payable of $0.05 million, offset by $5.3 million of stock compensation expense, $0.8 million in common stock issued for services, and $0.2 million increase in due to related parties.

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

Net Cash Provided by Financing Activities

For the year ended December 31, 2025, financing activities provided $9.7 million of cash, resulting from $6.5 million from the sale of common stock in ATM financings, $3.0 million in sales of common stock to a related party, and $0.2 million in due to officer.

For the year ended December 31, 2024, financing activities provided $6.3 million of cash, resulting primarily from $6.8 million from the sale of common stock, offset by $0.5 million in repayments to a related party.

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

Item 8. Financial Statements and Supplementary Data.

Our Financial Statements and Notes thereto and the reports of Salberg & Company P.A, our independent registered public accounting firm, for the years ended December 31, 2025 and 2024, are set forth on pages F-1 through F-16 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Certifying Officers have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted from this report because we are incorporating by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, referred to as the Proxy Statement, which was filed with the SEC on February 19, 2026.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Election of Directors,” “Nomination of Directors,” and “Corporate Governance – Board Committees,” except for the information required with respect to our executive officers, which has been included under the heading “Executive Officers” in Item 1, Part I of this Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation

Certain information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive Compensation,” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by tis item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Share Ownership of Certain Beneficial Owners, Management and Directors” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions within the last two fiscal years to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of our voting securities, or an immediate family member thereof, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

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

We were also a party to an Agreement for Shared Lease Costs, dated April 1, 2023, with MIRALOGX and MIRA Pharmaceuticals, Inc., under which we have agreed to pay our pro rata share of the operating usage costs owing by MIRALOGX under an aircraft lease agreement between MIRALOGX and Supera Aviation I LLC (“Supera Aviation”) based on our usage of the leased aircraft each month. No amounts are payable by us under this agreement unless and to the extent we choose to utilize the leased aircraft, and we may discontinue the use of the aircraft and terminate this agreement at any time. Supera Aviation is a company owned by Starwood Trust, a trust established by Mr. Williams. For the year ended December 31, 2024, the Company incurred $0.4 million in expenses under the aircraft lease agreement. The aircraft lease was terminated in April 2024 and no other costs will be incurred under this agreement.

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

Investment from Largest Shareholder

On May 19, 2025, we entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with our largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. We issued 333,334 restricted shares of our Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). We received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The Company appointed Salberg & Company P.A (“Salberg”) as our audit firm effective December 19, 2024. The aggregate fees billed by Salberg for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended December 31, 2025 and totaled $87,000 and $50,000, respectively.

The aggregate fees billed by our prior audit firm, Cherry Bekaert LLP, for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q (where applicable) for the respective periods and other required filings with the SEC for the year ended December 31, 2024 totaled $64,000.

The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.

The aggregate fees billed by Salberg for audit-related fees for the year ended December 31, 2025, were $18,000. The fees were provided in consideration of services consisting of review and update procedures associated with registration statements and other SEC filings.

The aggregate fees billed by Cherry Bekaert LLP for audit-related fees for the year ended December 31, 2024 were $51,000. The fees were provided in consideration of services consisting of review and update procedures associated with registration statements and other SEC filings.

Tax Fees.

There were no fees billed by Salberg & Company P.A for tax services.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and non-audit services provided by Salberg in 2025 and Cherry Bekaert LLP and Salberg in 2024. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing services provided by Salberg & Company P.A and Cherry Bekaert LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
1.1	At The Market Offering Agreement, dated February 14, 2025, by and between Telomir Pharmaceuticals, Inc. and Rodman & Renshaw LLC (incorporated by reference to Exhibit 1.2 of the Company’s Form S-3 filed on February 14, 2025).
3.1	Amended and Restated Articles of Incorporation of Telomir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-K filed on February 4, 2025)
3.2	Amended and Restated Bylaws of Telomir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to Form 10K filed February 4, 2025)
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to Form S-1/A filed December 19, 2023)
4.2	Common Stock Purchase Warrant, dated June 15, 2023, between Telomir Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 4.2 to Form S-1/A filed December 14, 2023)
4.3	Form of Common Stock Purchase Warrant, by and between the Company and certain investors from January 2023 through March 2023 (incorporated by reference to Exhibit 4.3 to Form S-1/A filed December 19, 2023)
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to Form 10-K filed March 29, 2024)
10.1	2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1/A filed December 14, 2023)
10.2	Employment Agreement between the Company and Erez Aminov, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2024)
10.3	Employment Agreement dated May 15, 2025, between Telomir Pharmaceuticals, Inc. and Alan Weichselbaum (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 21, 2025)
10.4	Form of Stock Option Award under 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Form S-1/A filed December 14, 2023)
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form S-1/A filed December 14, 2023)
10.6	Amended and Restated License Agreement, dated August 11, 2023, by and between Telomir Pharmaceuticals, Inc. and MIRALOGX LLC (incorporated by reference to Exhibit 10.4 to Form S-1 filed November 14, 2023)
10.7	Amendment No. 1 to Amended and Restated License Agreement, dated November 10, 2023, by and between Telomir Pharmaceuticals, Inc. and MIRALOGX LLC (incorporated by reference to Exhibit 10.5 to Form S-1 filed November 14, 2023)
10.8	Promissory Note and Loan Agreement, dated June 15, 2023, by and between Telomir Pharmaceuticals, Inc. and Bay Shore Trust (incorporated by reference to Exhibit 10.8 to Form S-1/A filed December 14, 2023)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form S-1/A filed December 14, 2023)
19.1	Insider Trading Policy (incorporate by reference to Exhibit 99.5 to Form S-1/A filed December 14, 2023)
21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Form S-1/A filed December 14, 2023)
23.1	Consent of Salberg & Company, P.A.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 29, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Form S-1/A filed December 14, 2023)
99.2	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.2 to Form S-1/A filed December 14, 2023)
99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1/A filed December 14, 2023)
99.4	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.4 to Form S-1/A filed December 14, 2023)
99.6	Related Person Transaction Policy and Procedures (incorporated by reference to Exhibit 99.6 to Form S-1/A filed December 14, 2023)

^	Previously filed.
+	Denotes management contract or compensatory plan or arrangement.

TELOMIR PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telomir Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Telomir Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company used approximately $3.7 million of cash in operations and had a net loss of $10.4 million during the year ended December 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 17, 2026

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Telomir Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$7,286,670	$1,266,131
Prepaid expenses	54,691	57,874
Total current assets	7,341,361	1,324,005
Total assets	$7,341,361	$1,324,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$536,769	$587,536
Due to officer	155,518	-
Accrued compensation - officer	417,470	-
Due to related parties	318,234	93,432
Total current liabilities	1,427,991	680,968

Total liabilities	1,427,991	680,968

Stockholders’ Equity
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	-	-
Common Stock, no par value; 300,000,000 shares authorized, 34,380,971 and 29,762,671 shares issued and outstanding at December 31, 2025 and 2024, respectively.	-	-
Additional paid-in capital	46,923,433	31,239,895
Accumulated deficit	(41,010,063)	(30,596,858)
Total stockholders’ equity	5,913,370	643,037
Total liabilities and stockholders’ equity	$7,341,361	$1,324,005

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024
Revenues	$-	$-

Operating costs:
General and administrative expenses	8,103,280	9,636,333
Related party travel costs	-	370,500
Research and development expenses	2,435,569	2,235,341
Total operating costs	10,538,849	12,242,174

Interest income	125,644	48,000
Interest expense	-	(4,338,542)
Net loss	$(10,413,205)	$(16,532,716)
Basic and diluted net loss per share	$(0.33)	$(0.56)

Basic and diluted weighted average common stock shares outstanding	31,653,094	29,539,219

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

Statements of Changes in stockholders’ EQUITY

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balances, December 31, 2023	28,609,814	-	$17,502,346	$(14,064,142)	$3,438,204
Issuance of common stock, net	1,142,857	-	6,832,973	-	6,832,973
Exercise of warrants	10,000	-	37,300	-	37,300
Stock-based compensation	-	-	6,867,276	-	6,867,276
Net loss	-	-	-	(16,532,716)	(16,532,716)
Balances, December 31, 2024	29,762,671	-	31,239,895	(30,596,858)	643,037

Issuance of common stock for cash in ATM, net	3,218,300	-	6,553,209	-	6,553,209
Issuance of common stock for cash, related party	1,000,000	-	3,000,000	-	3,000,000
Issuance of common stock for services	400,000	-	840,000	-	840,000
Stock-based compensation	-	-	5,290,329	-	5,290,329
Net loss	-	-		(10,413,205)	(10,413,205)
Balances, December 31, 2025	34,380,971	-	$46,923,433	$(41,010,063)	$5,913,370

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

statements of cash flows

	Year ended December 31,
	2025	2024
Cash flows from Operating activities:
Net loss	$(10,413,205)	$(16,532,716)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	5,290,329	6,867,276
Issuance of common stock for services	840,000	-
Credit loss expenses - loan due from related party	-	130,000
Amortization of debt issuance costs	-	4,338,543
Change in operating assets and liabilities:
Prepaid expenses	3,183	(57,160)
Trade accounts payable and accrued liabilities	(50,767)	183,629
Due to related parties	224,802	-
Accrued compensation - officer	417,470	-
Net cash used in operating activities	(3,688,188)	(5,070,428)
Cash flows from Financing activities:
Payments under related party line of credit	-	(101,000)
Repayments to related party	-	(433,945)
Repayment from officer	155,518	-
Proceeds from warrant exercise	-	37,300
Proceeds from sale of common stock, related party	3,000,000	-
Net proceeds from sale of common stock	6,553,209	6,832,973
Net cash provided by financing activities	9,708,727	6,335,328

Net change in cash	6,020,539	1,264,900
Cash, beginning of year	1,266,131	1,231
Cash, end of year	$7,286,670	$1,266,131

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non-cash investing and financing activities:
Deferred offering costs charged to additional paid-in capital	$-	$303,281

The accompanying notes to the financial statements are an integral part of these statements.

Telomir Pharmaceuticals, Inc.

notes to the financial statements

DECEMBER 31, 2025 and 2024

Note 1. Description of business and summary of significant accounting policies

Overview

Telomir Pharmaceuticals, Inc. (“Telomir” or the “Company”) was formed in August 2021 and is a Florida-incorporated pre-clinical stage biotechnology company developing therapies designed to target the root epigenetic mechanisms underlying cancer, aging, and degenerative disease. The Company’s lead candidate, Telomir-1, has demonstrated activity in preclinical studies involving modulation of DNA and histone methylation patterns, which may contribute to balanced gene expression, cellular function, and genomic stability.

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

As used herein, the Company’s common stock, no par value per share, is referred to as the “Common Stock” and the Company’s preferred stock, no par value per share, is referred to as the “Preferred Stock.

Initial public offering

On February 13, 2024, the Company closed its initial public offering (the “IPO”) consisting of 1,000,000 shares of Common Stock at a price of $7.00 per share for approximately $7.0 million in gross proceeds. After deducting the underwriting commission and other offering expenses totaling $1.2 million, the net proceeds to the Company were $5.8 million. The Common Stock began trading on The Nasdaq Capital Market on February 9, 2024 under the symbol “TELO” (See Note 7 “Common Stock”).

Proposed merger

The Company and TELI Pharmaceuticals, Inc., a related party private company incorporated under the laws of Delaware (“TELI”) have entered into an Agreement and Plan of Merger and Reorganization, dated November 20, 2025, and as amended on February 4, 2026 (collectively, the “Merger Agreement”), pursuant to which a wholly owned subsidiary of Telomir will merge with and into TELI, with TELI surviving as a wholly owned subsidiary of Telomir (the “Merger”), subject to shareholder approval. At the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of TELI, $0.0001 par value per share (“TELI Common Stock”), will be converted into the right to receive such number of Telomir Common Stock as is calculated based on the exchange ratio of the shares for the Merger (the “Exchange Ratio”). The Exchange Ratio is calculated using the relative company valuations of each of Telomir and TELI, as determined by a third-party valuation firm (as further described herein). It is expected that shareholders of TELI will receive one share of Telomir Common Stock for each share of TELI Common Stock held (the “Merger Share Consideration”). The Telomir Common Stock issued as the consideration will not be registered for trading under the Securities Act. The Merger will result in an alignment of U.S. and non-U.S. rights to Telomir-1 within a single public company structure, thereby simplifying global development and partnership efforts. As a result of the Merger, TELO will own the entire worldwide intellectual property portfolio and development programs related to Telomir-1. See Note 5, Merger Agreement.

Revenue recognition

The Company currently has no source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured by the FDIC up to $250,000. On December 31, 2025 and 2024, the Company had cash in excess of FDIC limits of approximately $7.0 million and $1.0 million, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and consultants based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company has elected to account for forfeitures of stock-based awards as they occur.

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

The Company considers the carrying amount of prepaid assets and all current liabilities to approximate fair value due to the short-term nature of those elements.

Earnings per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, “Earnings per Share” Basic weighted-average number of shares of common stock outstanding for the year ended December 31, 2025 and December 31, 2024 include the shares of the Company issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares outstanding includes such stock options and warrants. As of December 31, 2025 there were 2,814,057 common stock warrants and 4,187,670 common stock options that were not included in the computation of diluted earnings per share, because to do so would have an antidilutive effect. As of December 31, 2024 there were 2,814,057 stock warrants and 2,352,670 stock options that were not included in the computation of diluted earnings per share, because to do so would have an antidilutive effect.

Recent accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025. The Company applied the amendments prospectively for the year ended December 31, 2025, and the impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations for the year ended December 31, 2025, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s financial statements.

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

As of December 31, 2025, the Company had cash of approximately $7.3 million. The Company raised approximately $9.6 million in 2025, used approximately $3.7 million of cash in operations during the year ended December 31, 2025, had a net loss of $10.4 million in 2025 and had stockholders’ equity of approximately $5.9 million at December 31, 2025, versus stockholders’ equity of approximately $0.6 million at December 31, 2024.

Historically, the Company has been primarily engaged in developing Telomir-1. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings-see Note 4, an initial public offering – see Note 1, and ATM financings. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

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

Note 3. License agreement, related party

The Company licenses the U.S. patent rights for the use of Telomir-1 in human applications from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company owned by a trust established by the Company’s founder—a related party to the Company and greater than 10% shareholder.

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

Note 4. Related parties balances and transactions

Due to Officer

On May 27, 2025, 400,000 fully vested common shares were granted for services to our Chairman and Chief Executive Officer, Erez Aminov, who is the son-in-law of Jonnie R. Williams (see below). The shares were valued at $840,000 based on the stock quoted trading price at the grant date and were expensed immediately as compensation expense. In December 2025, Mr. Aminov transferred $155,518 to the Company, for the Company to use to pay certain payroll withholding taxes Mr. Aminov owed as a result of this RSU grant. These payroll taxes ultimately were not paid in the Company’s payroll processing. Therefore, in January 2026, $155,518 was paid back to Mr. Aminov so he can remit this amount directly to the IRS. The company, however, did remit the employer portion of his Medicare taxes totaling $12,180 in 2025.

Due from related parties

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

Due to related parties

During the year ended December 31, 2024, the Company received working capital advances from related party companies under common control. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2025, a related party, MIRALOGX, shipped pharmaceutical chemicals to Telomir’s service provider for ongoing research at a cost of approximately $224,800. As of December 31, 2025 and 2024, the amounts due to related parties is $318,234 and $93,432, respectively.

Investment from Largest Shareholder

On May 19, 2025, the Company entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder, Jonnie R. Williams, Sr. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,334 restricted shares of its common stock, no par value (the “Common Stock”) at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares.

Bay Shore Trust Line of Credit

On June 15, 2023, the Company entered into a Promissory Note and Loan Agreement with the Bay Shore Trust, a trust established by the Company’s founder, Jonnie R. Williams, Sr., and under which various of his family members are beneficiaries. Under this Promissory Note and Loan Agreement (the “Bay Shore Note”), the Company had the right to borrow up to an aggregate of $5 million from the Bay Shore Trust at any time up to the second anniversary of the issuance of the Bay Shore Note or, if earlier, upon the completion of the Company’s IPO. As of December 31, 2025 and 2024, the line of credit is no longer available as the IPO was completed in February 2024.

In consideration of the loan facility provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a Common Stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of Common Stock at an exercise price of $3.73 per share (See Note 7).

Starwood Trust Line of Credit and Stock Purchase Agreement

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder, Jonnie R. Williams, Sr. who is the sole owner of Bay Shore Trust as well as our largest shareholder, and under which various of his family members are beneficiaries. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until September 24, 2026, the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects The Starwood Note contains default provisions in which in the event of the Company misses payment, makes false representations, fails to comply in any material respect to covenants, files for bankruptcy, or experiences a material adverse change in is assets or operations than the Company is considered in default and the entire unpaid principal and accrued interest is due immediately. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of December 31, 2025 and 2024, the Company has not borrowed any amounts under the Starwood Note.

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered common stock at $7 a share for a total of $1.0 million in proceeds to the Company.

License agreement - See Note 3

Related Party Travel Costs

On April 1, 2023 the Company entered into an Agreement For Shared Lease Costs (the “Shared Agreement”) with MIRALOGX, LLC, a related party under which we have agreed to pay our pro rata share of the operating usage costs owing by MIRALOGX under an aircraft lease agreement between MIRALOGX and Supera Aviation I LLC (“Supera Aviation”) based on our usage of the leased aircraft each month. No amounts are payable by the Company under this agreement unless and to the extent the Company chooses to utilize the leased aircraft, and the Company may discontinue the use of the aircraft and terminate this agreement at any time. Supera Aviation is a company owned by Starwood Trust, a trust established by Mr. Williams, the Company’s founder and largest shareholder. For the year ended December 31, 2025 and December 31, 2024, the Company incurred nil and $0.37 million, respectively, in expenses under the aircraft lease agreement. The aircraft lease was terminated in April 2024 and no other costs have been incurred under this agreement since the lease termination (See Note 6 Variable lease costs).

Related Party Rental Agreement- see Note 6 for Variable lease costs.

Note 5. Proposed Merger Agreement

The Company and TELI Pharmaceuticals, Inc., a related party private company incorporated under the laws of Delaware (“TELI”) have entered into an Agreement and Plan of Merger and Reorganization, dated November 20, 2025, and as amended on February 4, 2026 (collectively, the “Merger Agreement”), pursuant to which a wholly owned subsidiary of Telomir will merge with and into TELI, with TELI surviving as a wholly owned subsidiary of Telomir (the “Merger”), subject to shareholder approval. At the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of TELI, $0.0001 par value per share (“TELI Common Stock”), will be converted into the right to receive such number of Telomir Common Stock as is calculated based on the exchange ratio of the shares for the Merger (the “Exchange Ratio”). The Exchange Ratio is calculated using the relative company valuations of each of Telomir and TELI, as determined by an independent valuation firm. It is expected that shareholders of TELI will receive one share of Telomir Common Stock for each share of TELI Common Stock held (the “Merger Share Consideration”). The Telomir Common Stock issued as the consideration will not be registered for trading under the Securities Act. The Merger will result in an alignment of U.S. and non-U.S. rights to Telomir-1 within a single public company structure, thereby simplifying global development and partnership efforts. As a result of the Merger, Telomir will own the entire worldwide intellectual property portfolio and development programs related to Telomir-1.

The transaction is expected to be recorded as an asset acquisition from a related party at acquired cost basis with two assets to be acquired, the license agreement and $1,000,000 in cash or marketable securities. TELI is a newly formed legal entity with no revenue, no employees, no facilities, and no infrastructure. TELI’s assets as of the Merger Date will consist exclusively of the $1,000,000 in cash or marketable securities and the Telo-1 license agreement with MIRALOGX. MIRALOGX is the licensor of the Company’s and TELI’s rights to Telomir-1. MIRALOGX is a separate intellectual property development company owned by the Bayshore Trust. The Bayshore Trust, a related party, is also TELI’s largest stockholder. The license agreement grants rights to develop and commercialize the Telomir-1 compound in the United Arab Amirates, Australia, Canada, China, European Union, Israel, India, Japan, South Korea, Mexico, Argentina, Taiwan and Uruguay. No other tangible or intangible assets, such as equipment, customer relationships, or developed technologies, will be transferred. The contingent consideration to Telomir in the transaction consists of two possible payments. Certain shareholders of TELI will agree to provide $2 million upon FDA acceptance of an Investigational New Drug or IND application for Telomir-1, and $2 million upon initiation of a Phase 1/2 study.

Note 6. Leases

The Company’s former corporate headquarters was located in Baltimore, Maryland, which included a lease for office space. This lease began in November 2022 and expired in April 2024. The lease was not renewed. To align with the accounting and administrative staff detailed below, the Company moved all remaining corporate activities in April 2024 to the shared space in Tampa, Florida referenced below within variable lease costs. In September 2024, the Company decided to no longer utilize the shared space and moved to a virtual office model. The Company has not had a physical office space since October 2024.

Variable lease costs

Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor for the former corporate headquarters in Baltimore, Maryland. Variable lease costs related to the usage of the MIRALOGX airplane include usage expenses, which includes pilot expenses, jet fuel and general flight expenses that totaled nil and $0.32 million in 2025 and 2024, respectively.

Beginning August 1, 2023, the Company’s accounting and administrative staff began sharing office space with a related party in Tampa, Florida. During the year ended December 31, 2024, this variable least cost related to the Tampa, Florida space totaled $0.02 million. The Company did not have lease costs during the year ended December 31, 2025.

The components of lease expense were as follows:

	Year ended December 31,
	2025	2024
Lease Costs
Operating lease cost
Operating lease	$-	$55,667
Variable lease costs	-	336,656
Total lease cost	$-	$392,323

Note 7. Stockholders’ equity

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated preferred stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Common Stock

2024

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

2025

On February 14, 2025, the Company filed a shelf registration statement with the SEC to facilitate the issuance of our common stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount to be sold of up to $100,000,000. During the year ended December 31, 2025, the Company sold a total of 3,218,300 shares of its common stock, at a weighted average price of $2.12 for total proceeds of $6,553,209, net of costs of $72,092.

On May 19, 2025, the Company entered into an agreement to raise $3 million in equity financing through a direct investment by The Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,334 restricted shares of its common stock, no par value at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,667 shares.

On May 27, 2025, 400,000 fully vested common shares were granted for services to the Company’s CEO. The restricted shares were valued at $840,000 based on the stock quoted trading price at the grant date and were expensed immediately as compensation expense.

Warrants

In connection with various transactions and the IPO summarized below, the Company issue stock warrants. Warrant activity for the years ended December 31, 2025 and 2024 is summarized below:

		Weighted Average
	Number of		Remaining Contractual		Aggregate Intrinsic
	Warrants	Exercise Price	Term (Years)		Value
Outstanding as of December 31, 2023	2,774,057	$4.85	4.5	(1)	-
Granted	50,000	7.00	3.2		-
Exercised	(10,000)	3.73
Outstanding as December 31, 2024	2,814,057	4.97	3.49	(2)	-
Granted	-
Exercised	-
Outstanding as of December 31, 2025	2,814,057	4.97	2.45	(2)	-

(1)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,439,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 2.5 years as of December 31, 2025, and 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term. See disclosures below for more information on these warrants

(2)	The warrants herein consist of various contractual terms. The warrants herein consist of 2,429,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 2.5 years as of December 31, 2025; 335,032 warrants issued to investors associated with the 2023 Private Placement that currently have an indeterminable contractual term, and 50,000 warrants issued to underwriters as part of the IPO with a remaining contractual life of 3.2 years. See disclosures below for more information on these warrants

Private placement Warrants

During the year ended December 31, 2023, the Company issued to the 2023 Private Placement investors a Common Stock warrant the right to purchase up to 268,025 shares of common stock at an exercise price of $15.42 per share. The Company also issued to the placement agent a Common Stock warrant the right to purchase up to 67,007 shares of common stock at an exercise price of $3.73 per share. Both issuances of warrants are immediately vested and will be exercisable any time until the day that is one year plus ninety days from the date an Investigational New Drug, or IND, filing is made with the FDA.

Bay Shore Trust Warrants

In consideration of the line of credit provided by the Bay Shore Trust, the Company issued to the Bay Shore Trust a common stock purchase warrant on June 15, 2023 giving the Bay Shore Trust the right to purchase up to 2,439,025 shares of common stock at an exercise price of $3.73 per share. This warrant will expire five years after the date of grant.. The fair value of the warrants were estimated on the grant date using the Black-Scholes valuation model and level 3 inputs based on assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, which resulted in $5.95 million of deferred financing costs. In 2023 this cost was recorded as deferred financing costs and additional paid in capital on the balance sheet and was amortized straight-line over the term of the line of credit (which is 24 months). Associated amortization of deferred finance costs was recorded to interest expense on the statement of operations. The line of credit expired upon the IPO occurring in February 2024, and as such the remaining deferred financing costs associated with the warrant was fully amortized to interest expense in 2024. As of December 31, 2024, the warrant is fully amortized (see Note 4).

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

2023 Omnibus Incentive Plan

In December 2023, the Company’s Board of Directors adopted the Company’s 2023 Omnibus Incentive Plan, (“2023 Plan”). The 2023 Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants

The 2023 Plan provides that 6,500,000 shares of the Company’s Common Stock are reserved for issuance under the 2023 Plan, all of which may be issued pursuant to the exercise of incentive stock options.

Stock-based compensation

Stock options

The vesting period for stock options granted is generally immediately to one year. All stock options granted under the 2023 Plan have a maximum contractual term of ten years.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. In 2024 expected price volatility is based on the historical volatilities of a peer group as the Company does not have a multi-year trading history for its shares. Industry peers consist of several public companies in the biotech industry similar to the Company in size, stage of life cycle and product indications. Starting in 2025 expected price volatility is based solely on the Company’s trading history for its common stock.

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the 5-year U.S. Treasury yield curve in effect at the time of grant. The Company recognizes forfeitures as they occur.

The weighted average assumptions for grants are provided in the following table:

	Year ended December 31,
	2025	2024
Expected volatility	92.5 - 139.0%	88.8 - 90.4%
Expected term (years)	5.0 - 5.4	5.1 - 5.6
Expected dividend yield	0%	0%
Risk-free interest rate	4.1 - 4.2%	3.7%

During the year ended December 31, 2025, the Company issued stock options under the 2023 Plan as follows:

Date	Number of stock options	Exercise Price	Vesting period
May 13	50,000	$2.75	one year
May 27	2,000,000	$2.10	immediate
October 15	37,500	$1.73	one year

A summary of the Company’s stock option activity is as follows:

		Weighted Average
	Number of stock options	Exercise price	Remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2024	2,352,670	$5.02	9.6	$-
Granted	2,087,500	$2.11
Expired	(72,500)	$5.02
Forfeited	(180,000)	$5.02
Balance at December 31, 2025	4,187,670	$3.57	9.0	$-

Vested and exercisable at December 31, 2025	4,125,170	$3.60	9.0	$-
Vested and expected to vest at December 31, 2025	4,187,670	$2.14	9.6	$-

The Company recognized approximately $5.3 million and $6.9 million in stock-based compensation in 2025 and 2024, respectively. The weighted average grant-date fair values of options granted during the years ended December 31, 2025 and 2024 were $1.84 and $3.80 per share, respectively. The grant date fair value of shares vested during the years ended December 31, 2025 and 2024 was $11.8 million and $4.0 million, respectively. As of December 31, 2025, there is $83,600 of unrecognized compensation cost related to unvested stock options granted under the Company’s 2023 Plan that is expected to be recognized over the next year.

Restricted Stock Units (RSUs)

In 2025 the Chairman and CEO was issued RSUs for 400,000 common shares which were fully vested upon grant. These RSUs were valued at $840,000 based on the stock quoted trading price at the grant date and were expensed immediately as compensation expense.

Note 8 – Income Taxes

The significant components of the Company’s net deferred tax assets and liabilities consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$7,643,465	$4,427,679
Section 174 capitalized research and development	700,121	995,500
Goodwill and intangibles	23,339	28,007
Stock-based compensation	2,856,673	1,680,018
Tax credits	51,278	51,278
Deferred tax assets, gross	11,274,876	7,182,482
Less: valuation allowance	(11,274,876)	(7,182,482)
Deferred tax assets, net	-	-
Deferred tax liabilities	-	-
Total net deferred tax asset	$-	$-

Provision for (benefit from) income taxes consisted of the following:

	December 31,
	2025	2024
Deferred tax:
Federal	$(463,477)	$-
State	463,477	-
Total deferred tax expense (benefit)	-	-
Total provision for income taxes	$-	$-

Beginning in 2022, in accordance with Internal Revenue Code Section 174, Qualified Research Expenditures are capitalized for tax purposes and amortized over a period of five years. Accordingly, for income tax purposes, and as of December 31, 2025 and 2024, the Company has recorded a deferred tax asset totaling approximately $0.7 million and $1.0 million, respectively, related to the timing difference between GAAP and Tax recognition of these expenditures. Under current law, beginning in tax years after December 31, 2024, domestic research and experimental expenditures may again be deducted currently for U.S. federal income tax purposes; however, the Company continues to carry deferred tax assets related to research costs capitalized in prior periods that will reverse as amortization deductions are claimed.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Amount	Rate
Provision for income taxes at U.S. federal statutory rate	$(2,186,773)	21.00%
State income taxes, net of federal benefit	463,477	(4.45)%
Other	23,616	(0.02)%
Changes in valuation allowance	2,928,495	(28.12)%
True-ups	(1,228,815)	11.80%
Net actual effective rate	$-	0.21%

ASC Topic 740 requires that a deferred tax amount be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company has recorded a full valuation allowance against its deferred tax assets generated by net operating loss carryforwards as it has determined that such amounts may not be recognizable, given the historical losses of the Company to date. As of December 31, 2025, the Company has a cumulative federal net operating loss carryforward of approximately $30.2 million. The net operating loss carryforward have no expiry date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: March 17, 2026	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Alan Weichselbaum
Alan Weichselbaum
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Aminov	Chief Executive Officer and Chair	March 17, 2026
Erez Aminov	(Principal Executive Officer)

/s/ Alan Weichselbaum	Chief Financial Officer	March 17, 2026
Alan Weichselbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ned MacPherson	Director	March 17, 2026
Ned MacPherson.

/s/ Matthew Pratt Whalen, CPA	Director	March 17, 2026
Matthew Pratt Whalen, CPA

/s/ Matthew P. Del Giudice	Director	March 17, 2026
Matthew P. Del Giudice

62