Form 10-Q
period 2026-03-31
Telomir Pharmaceuticals, Inc.
filed 2026-05-14
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 68,774,956 shares of the registrant’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements with the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

● our use of the net proceeds from our offerings of our securities;

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

● developments relating to our competitors and our industry; and

● other risks and factors listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025.

Given the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by federal securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements (unaudited)

Telomir Pharmaceuticals, Inc.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$5,560,511	$7,286,670
Prepaid expenses	229,025	54,691
Total current assets	5,789,536	7,341,361
Total assets	$5,789,536	$7,341,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$279,615	$536,769
Due to officer	—	155,518
Accrued compensation - officer	—	417,470
Insurance loan payable	202,869	—
Due to related parties	344,826	318,234
Total current liabilities	827,310	1,427,991

Total liabilities	827,310	1,427,991

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred Stock, no par value, 100,000,000 shares authorized
and none issued or outstanding.	—	—
Common Stock, no par value; 300,000,000 shares authorized, 34,380,971 and
34,380,971 shares issued and outstanding at March 31, 2026 and
December 31, 2025, respectively.	—	—
Additional paid-in capital	46,963,236	46,923,433
Accumulated deficit	(42,001,010)	(41,010,063)
Total stockholders’ equity	4,962,226	5,913,370
Total liabilities and stockholders’ equity	$5,789,536	$7,341,361

The accompanying notes are an integral part of these unaudited condensed financial statements.

Telomir Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—

Operating costs:
General and administrative expenses	573,539	1,850,786
Research and development expenses	467,797	336,996
Total operating costs	1,041,336	2,187,782

Interest income	51,644	8,000
Interest expense	(1,255)	(46)
Total other income, net	50,389	7,954
Net loss	$(990,947)	$(2,179,828)
Basic and diluted net loss per share	$(0.03)	$(0.07)

Basic and diluted weighted average common stock shares outstanding	34,380,971	29,762,671

The accompanying notes are an integral part of these unaudited condensed financial statements.

Telomir Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2025	34,380,971	$—	$46,923,433	$(41,010,063)	$5,913,370
Stock-based compensation	—	—	39,803	—	39,803
Net loss	—	—	—	(990,947)	(990,947)
Balances, March 31, 2026	34,380,971	$—	$46,963,236	$(42,001,010)	$4,962,226

Balances, December 31, 2024	29,762,671	$—	$31,239,895	$(30,596,858)	$643,037
Stock-based compensation	—	—	1,375,686	—	1,375,686
Net loss	—	—	—	(2,179,828)	(2,179,828)
Balances, March 31, 2025	34,380,971	$—	$32,615,581	$(32,776,686)	$(161,105)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Telomir Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from Operating activities:
Net loss	$(990,947)	$(2,179,828)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	39,803	1,375,686
Change in operating assets and liabilities:
Prepaid expenses	(174,335)	(30,315)
Trade accounts payable and accrued liabilities	(257,153)	(28,675)
Due to related parties	26,592	—
Accrued compensation - officer	(417,470)	—
Net cash used in operating activities	(1,773,510)	(863,132)
Cash flows from Financing activities:
Repayment to officer	(155,518)	—
Proceeds from issuance of insurance loan payable	224,789	—
Repayments on insurance loan payable	(21,920)	—
Net cash provided by financing activities	47,351	—

Net change in cash	(1,726,159)	(863,132)
Cash, beginning of period	7,286,670	1,266,131
Cash, end of period	$5,560,511	$402,999

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,255	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(unaudited)

Note 1. Description of business

Overview

Telomir Pharmaceuticals, Inc. (the “Company” or “Telomir”) is a clinical-stage biotechnology company developing novel small-molecule therapeutics targeting biological pathways implicated in cancer and age-related diseases. The Company’s lead investigational candidate, Telomir-1 (Telomir-Zn), is an investigational oral small molecule designed to modulate intracellular metal homeostasis and epigenetic regulation, with the goal of influencing pathways associated with tumor biology, oxidative stress, and cellular aging. The Company has received clearance from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug (“IND”) application to initiate a clinical trial evaluating Telomir-Zn in patients with advanced or metastatic triple-negative breast cancer (“TNBC”).

As used herein, the Company’s common stock, no par value per share, is referred to as the “Common Stock,” and the Company’s preferred stock, no par value per share, is referred to as the “Preferred Stock”.

TELI merger – subsequent event

The Company and TELI Pharmaceuticals, Inc., a related party private company incorporated under the laws of Delaware (“TELI”), certain of whose beneficial owners are also related parties of the Company, entered into an Agreement and Plan of Merger and Reorganization, dated November 20, 2025, and as amended on February 4, 2026 (collectively, the “Merger Agreement”), pursuant to which a wholly owned subsidiary of Telomir will merge with and into TELI, with TELI surviving as a wholly owned subsidiary of Telomir (the “Merger”), subject to stockholder approval. On April 22, 2026, the Company consummated its previously announced merger with TELI Pharmaceuticals, Inc., a related party private company (the “Merger”), following approval by the Company’s stockholders at a meeting of the Company’s stockholders held on March 23, 2026. Pursuant to the Merger, the Company acquired all of the outstanding equity interests of TELI and issued an aggregate of 34,389,710 restricted shares of the Company’s Common Stock to the former TELI stockholders. See Note 11, TELI merger agreement.

The TELI Transaction and related funding arrangements occurred subsequent to March 31, 2026 and, accordingly, have not been reflected in the accompanying condensed financial statements. The Company is currently evaluating the appropriate accounting treatment for the TELI Transaction and the Funding Commitment, including the allocation of purchase consideration, the classification of the funding commitments, and the related equity issuance accounting (refer to Note 11).

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the condensed balance sheet, statements of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and going concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of March 31, 2026, the Company had cash of approximately $5.6 million. The Company used approximately $1.8 million of cash in operations during the three months ended March 31, 2026, had a net loss of $1.0 million for the three months ended March 31, 2026 and had stockholders’ equity of approximately $5.0 million at March 31, 2026.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(unaudited)

Historically, the Company has been primarily engaged in developing Telomir-1. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings, an initial public offering, and ATM financings. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing this Quarterly Report on Form 10-Q, the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date these unaudited condensed financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Certain risks and uncertainties

The Company’s activities are subject to significant risks and uncertainties, including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the pharmaceutical industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

Revenue recognition

The Company currently has no source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company.

Income taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Research and development expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties, such as contract research organizations and consultants, who conduct research and development activities on behalf of the Company.

Use of estimates

The preparation of condensed financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from such estimates and such differences could be material. Significant estimates during the reporting periods include stock-based compensation.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured by the FDIC up to $250,000. On March 31, 2026 and December 31, 2025, the Company had cash in excess of FDIC limits of approximately $5.3 million and $7.0 million, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions.

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and consultants based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company has elected to account for forfeitures of stock-based awards as they occur.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company generally determines fair value of the warrants using a Black-Scholes valuation methodology.

A change in any of the terms or conditions of warrants is accounted for as a modification. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification which may result in a reduction of additional paid-in capital, recognition of costs for services rendered, or recognized as a deemed dividend.

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

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(unaudited)

Loss per Share

Loss per share is computed in accordance with ASC Topic 260, Earnings per Share Basic weighted-average number of shares of Common Stock outstanding for the three months ended March 31, 2026 and 2025, include the shares of Common Stock issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of Common Stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares of Common Stock outstanding includes such stock options and warrants.

The following outstanding shares of Common Stock equivalents were excluded from the computation of the diluted net loss per share attributable to Common Stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	March 31,
	2026	2025
Stock options	4,172,670	5,154,227
Common Stock warrants	2,814,057	2,814,057
Totals	6,986,727	7,968,284

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the impact of adopting of ASU 2024-03.

Note 3. Prepaid expenses

Prepaid expense and other current assets consisted of the following at the dates indicated:

	March 31, 2026	December 31, 2025
Prepaid expense:
Prepaid insurance	$223,825	$43,445
Other prepaid expense	5,200	11,246
Total prepaid expenses	$229,025	$54,691

Note 4. Fair value measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026 and December 31, 2025 and during the three months ended March 31, 2026 and 2025. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued are estimated based on the Black-Scholes model.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025

Assets:
Money Market Account	1	$5,484,452	$7,092,808

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(unaudited)

Note 5. License agreement, related party

The Company licenses intellectual property rights related to Telomir-1 (Telomir-Zn) from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company controlled by a trust established by the Company’s founder. MIRALOGX is a related party and greater-than-10% stockholder of the Company.

Pursuant to two exclusive license agreements with MIRALOGX, entered into in November 2022 and March 2025, respectively, including in connection with the Company’s acquisition of TELI, the Company has obtained exclusive and non-exclusive, as applicable rights under certain patent rights to develop, manufacture, use, commercialize, and sublicense products containing Telomir-1 (Telomir-Zn) in specified territories.

Under the November 2022 license agreement, the Company obtained exclusive, worldwide rights under the licensed patent rights to make, use, sell, and sublicense Telomir-1–based products. Under the March 2025 license agreement, the Company obtained exclusive rights to commercialize Telomir-1–based products outside the United States and non-exclusive rights to manufacture such products globally, subject to territorial and import limitations set forth in that agreement.

The licensed patent portfolio includes a combination of U.S. provisional and non-U.S. patent applications and filings across multiple jurisdictions. “Licensed Product” is defined as a drug product containing 2,4,6-tris(3,4-dihydro-2H-pyrrol-2-yl) pyridine or a pharmaceutically acceptable salt, ester, solvate or zinc complex thereof.

Under the terms of the applicable license agreements, the Company is obligated to pay MIRALOGX a royalty equal to 8% of net sales and certain other revenues derived from licensed products. In addition, pursuant to the March 2025 license agreement, the Company is obligated to pay a minimum annual royalty of $250,000 beginning in the year in which revenue from licensed products is first generated. No upfront license fees were required under either agreement, and no milestone payments are payable. No royalties have been paid as of March 31, 2026.

The term of the license continues until the expiration of the last-to-expire licensed patent or, if later, the expiration of any applicable sublicensing or strategic partnership arrangements. Based on current filings, the licensed patent rights are expected to extend into the early-to-mid 2040s, subject to prosecution outcomes, maintenance, and potential extensions. The patent rights are expected to extend through approximately 2043, subject to potential extensions.

MIRALOGX retains control over patent prosecution and maintenance. The Company has the right to enforce the licensed patent rights in specified territories and is responsible for reimbursing certain patent-related costs.

Note 6. Related parties’ balances and transactions

Due to officer and accrued compensation - officer

As of December 31, 2025, accrued compensation of $417,470 was owed to the Company’s Chairman and Chief Executive Officer, Erez Aminov, representing compensation earned during the year ended December 31, 2025. The accrued compensation balance was fully repaid in January 2026, and there were no amounts outstanding as of March 31, 2026.

In December 2025, Mr. Aminov advanced $155,518 to the Company for the purpose of remitting employee payroll withholding taxes associated with equity-based compensation granted during the year. These withholding taxes were not remitted through the Company’s payroll processing. Accordingly, the advance was returned to Mr. Aminov in January 2026 and there were no amounts outstanding as of March 31, 2026.

Due to related parties

During the year ended December 31, 2024, the Company received working capital advances from related party entities under common control. These advances are non-interest bearing and due on demand. During the year ended December 31, 2025, a related party, MIRALOGX, shipped pharmaceutical chemicals to the Company’s service provider for ongoing research activities at an approximate cost of $224,800. During the three months ended March 31, 2026, the Company incurred $26,592 of intellectual property development costs that were paid on its behalf by MIRALOGX. As of March 31, 2026 and December 31, 2025, amounts due to related parties totaled $344,826 and $318,234, respectively.

Investment from largest stockholder

On May 19, 2025, the Company entered into an agreement to raise $3 million in equity financing through a direct investment by the Bayshore Trust, an entity affiliated with the Company’s largest stockholder, Jonnie R. Williams, Sr. The Company issued 333,334 restricted shares of its Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(unaudited)

Starwood Trust Line of Credit and Stock Purchase Agreement

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder, Jonnie R. Williams, Sr. who is the sole owner of Bay Shore Trust as well as our largest shareholder, and under which various of his family members are beneficiaries. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until September 24, 2026, the second anniversary of the note. The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects The Starwood Note contains default provisions in which in the event of the Company misses payment, makes false representations, fails to comply in any material respect to covenants, files for bankruptcy, or experiences a material adverse change in is assets or operations than the Company is considered in default and the entire unpaid principal and accrued interest is due immediately. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, provides for prepayment at any time without penalty, and accrues simple interest at a rate equal 7% per annum. As of March 31, 2026 and December 31, 2025, the Company has not borrowed any amounts under the Starwood Note.

MIRALOGX License Agreement

See Note 5.

MIRA Pharmaceuticals, Inc. - Related Party Ownership of Common Stock

On September 29, 2025, in connection with the consummation of a merger between MIRA Pharmaceuticals, Inc. (“MIRA”), a related party due to certain common ownership, officers and directors, and SKNY Pharmaceuticals, Inc. (“SKNY”), MIRA acquired 3,521,127 shares of the Company’s common stock that were contributed to SKNY by its largest stockholder prior to the merger closing. As a result, MIRA holds approximately 10% of the Company’s outstanding common stock as of March 31, 2026 and December 31, 2025.

Note 7. Insurance loan payable

During February 2026, the Company entered into a financing agreement with a financing institution to fund a portion of its insurance policies. As part of the agreement, the financing institution agreed to finance the insurance policies of the Company of approximately $225,000 with an average interest rate per annum of 6.70%. The Company is required to make monthly payments of approximately $23,000 through February 2027. The outstanding balance as of March 31, 2026 on the insurance loan payable was $202,869.

Note 8. Commitments and contingencies

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of March 31, 2026 and December 31, 2025, no amounts have been accrued related to such indemnification provisions.

From time to time, the Company may be exposed to litigation in connection with its operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.

Note 9. Stockholders’ equity

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated Preferred Stock, whose rights and privileges will be defined by the Board of Directors when a series of preferred stock is designated.

Warrants

In connection with various transactions, the Company issued warrants. Warrant activity for the three months ended March 31, 2026 and the year ended December 31, 2025 is summarized below:

Weighted Average
			Remaining		Aggregate
	Number of		Contractual		Intrinsic
	Warrants	Exercise Price	Term (Years)		Value
Outstanding as of December 31, 2024	2,814,057	$4.97	3.49		$—
Granted	—	—	—		—
Exercised	—	—	—		—
Outstanding as of December 31, 2025	2,814,057	4.97	2.45		—
Granted	—	—	—		—
Exercised	—	—	—		—
Outstanding as of March 31, 2026	2,814,057	$4.97	2.20	(1)	$—

The warrants herein consist of various contractual terms. The warrants herein consist primarily of 2,439,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 2.20 years as of March 31, 2026, and 335,032 warrants issued to investors associated with a 2023 private placement that currently have an indeterminable contractual term.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(unaudited)

2023 Omnibus Incentive Plan

In December 2023, the Company’s Board of Directors adopted the Company’s 2023 Omnibus Incentive Plan, (“2023 Plan”). The 2023 Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants.

The 2023 Plan provides that 6,500,000 shares of Common Stock are reserved for issuance under the 2023 Plan, all of which may be issued pursuant to the exercise of incentive stock options.

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

A summary of the Company’s stock option activity is as follows:

		Weighted Average
			Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price	(years)	Intrinsic Value
Outstanding as of December 31, 2025	4,187,670	$3.57	9	$—
Options granted	—	$—	—	—
Forfeited/Expired	(15,000)	$5.02	—	—
Outstanding as of March 31, 2026	4,172,670	$3.57	8.79	$—

Options vested and exercisable as of March 31, 2026	4,110,170	$3.59	8.78	$—

The Company recognized $39,803 and $1,375,686 in stock-based compensation during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there is approximately $43,814 of unrecognized compensation cost related to unvested stock options granted under the Company’s 2023 Plan that is expected to be recognized over this year.

Note 10. Segment Information

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

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies within Note 2. The CEO assesses performance for the Company and decides how to allocate resources based on the aggregate net loss that is also reported on the income statement as net loss. The measure of segment assets is reported on the balance sheets as total assets.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(unaudited)

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	For the three months ended March 31,
	2026	2025
Revenues	$—	$—

Operating costs:
General and administrative expenses	573,539	1,850,786
Research and development expenses	467,797	336,996
Total operating costs	1,041,336	2,187,782

Other income (expense):
Interest income	51,644	8,000
Interest expense	(1,255)	(46)
Total other income, net	50,389	7,954
Segment net loss	$(990,947)	$(2,179,828)

Note 11. Subsequent Events

TELI Acquisition

On April 22, 2026, the Company completed its acquisition of TELI, a related party private company certain of whose beneficial owners are also related parties of the Company, pursuant to a previously announced merger agreement. The TELI Transaction was approved by the Company’s stockholders at the annual stockholders’ meeting held on March 23, 2026. At the closing of the TELI Transaction, the Company acquired 100% of the outstanding equity interests of TELI in exchange for 34,389,710 restricted shares of the Common Stock, no par value, issued to TELI’s former stockholders. The number of shares issued was determined based on an exchange ratio derived from independent third-party valuations of both the Company and TELI.

As a condition to closing, Bayshore Trust, a related party and a stockholder of TELI, contributed $1.0 million in cash to the Company. In addition, Bayshore Trust entered into a binding equity funding commitment pursuant to which it may invest up to an additional $4.0 million in the Company upon the achievement of specified regulatory and clinical milestones related to Telomir-1 (Telomir-Zn).

Under the Funding Commitment, upon the acceptance by the FDA of an Investigational New Drug (IND) application for Telomir-1 (Telomir-Zn), Bayshore Trust, an entity affiliated with the Company’s largest stockholder, may contribute $2.0 million, in cash or marketable securities valued at the time of transfer, in exchange for 1,492,537 shares of Common Stock, calculated as $2.0 million divided by $1.34, representing the closing trading price of the Common Stock on April 15, 2026. Upon the initiation of a Phase 1/2 clinical study for Telomir-1, Bayshore Trust may contribute an additional $2.0 million, in cash or marketable securities valued at the time of transfer, in exchange for an additional 1,492,537 shares of Common Stock (the Milestone Shares).

The Milestone Shares, if any, will be issued only upon the receipt of the corresponding funding amounts. If a funding commitment is not satisfied within three months of the applicable milestone date, the corresponding right to receive Milestone Shares will be forfeited. The Milestone Shares are separate and distinct from the shares issued to TELI’s former stockholders as consideration in the TELI Transaction.

As a result of the TELI Transaction, the Company holds sole global rights to Telomir-1 (Telomir-Zn), consolidating worldwide development and commercialization rights under a single corporate structure.

The TELI transaction and related funding arrangements occurred subsequent to March 31, 2026 and, accordingly, have not been reflected in the accompanying condensed financial statements. The Company anticipates accounting for the Transaction as an asset acquisition, as TELI’s sole asset consisted of the global rights to Telomir-1, and TELI had no other assets, liabilities, or operations prior to the acquisition. The Company is currently evaluating the allocation of purchase consideration, the classification of the funding commitments, and the related equity issuance accounting.

ATM Offering

From April 1, 2026 through May 13, 2026, under the ATM Agreement, the Company sold and issued 4,275 shares of Common Stock at a price per share of $1.51, and received net proceeds of approximately $6,000, after deducting commissions and other fees in the amount of approximately $1,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” contained above in this Quarterly Report on Form 10-Q. The Company assumes no obligation to update any of these forward-looking statements, unless required to do so by applicable law.

Overview

Telomir Pharmaceuticals, Inc. (the “Company” or “Telomir”) is a clinical-stage biotechnology company developing novel small-molecule therapeutics targeting biological pathways implicated in cancer and age-related diseases. Our lead investigational candidate, Telomir-1 (Telomir-Zn), is an investigational oral small molecule designed to modulate intracellular metal homeostasis and epigenetic regulation, with the goal of influencing pathways associated with tumor biology, oxidative stress, and cellular aging.

The Company has received clearance from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug (“IND”) application to initiate a clinical trial evaluating Telomir-Zn in patients with advanced or metastatic triple-negative breast cancer (“TNBC”). In addition, we continue to conduct preclinical research in animal and other model systems to further evaluate the potential application of Telomir-1(Telomir-Zn) across multiple disease areas.

We had net losses of $0.9 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively.

On April 22, 2026, the Company consummated its previously announced merger with TELI Pharmaceuticals, Inc. (“TELI”), a related party private company (the “Merger”), following approval by the Company’s stockholders at a meeting held on March 23, 2026. Pursuant to the Merger, the Company acquired all of the outstanding equity interests of TELI and issued an aggregate of 34,389,710 restricted shares of Common Stock to the former TELI stockholders. The share consideration was determined using an exchange ratio based on independent third-party valuations of both entities.

In connection with the closing of the Merger, Bayshore Trust, a TELI stockholder, provided a $1.0 million cash contribution to the Company. Bayshore Trust also entered into a binding commitment arrangement providing for up to $4.0 million of additional equity investment, subject to the achievement of specified regulatory and clinical development milestones related to Telomir-1 (Telomir-Zn) (the “Funding Commitment”).

Under the Funding Commitment, following acceptance by the U.S. Food and Drug Administration (“FDA”) of an Investigational New Drug (“IND”) application for Telomir-1, Bayshore Trust, an affiliate of the Company’s largest stockholder, may fund $2.0 million, payable in cash or marketable securities valued at the time of contribution, in exchange for 1,492,537 shares of the Company’s common stock, no par value (the “Common Stock”), calculated based on a reference price of $1.34 per share, representing the Nasdaq Stock Market (“Nasdaq”) closing price on April 15, 2026. Upon commencement of a Phase 1/2 clinical trial for Telomir-1, Bayshore Trust may make an additional $2.0 million contribution under similar terms in exchange for an additional 1,492,537 shares (together, the “Milestone Shares”).

Issuance of the Milestone Shares is contingent upon receipt of the applicable funding amounts. If the required funding related to a milestone is not received within three months of the applicable milestone event, the related right to receive Milestone Shares will lapse. Any Milestone Shares issued pursuant to the Funding Commitment are separate from, and in addition to, the shares issued to TELI stockholders as part of the Merger consideration.

As a result of the Merger, the Company obtained exclusive worldwide rights to develop and commercialize Telomir-1 (Telomir-Zn), consolidating previously separated geographic rights within a single corporate entity.

At the Effective Time, Telomir’s stockholders will continue to own and hold their existing shares of Common Stock. Following the Merger, Common Stock will continue to be listed on the Nasdaq under the symbol “TELO”.

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

General and Administrative Expenses

General and administrative expenses consist of administrative functions, as well as fees paid for legal consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Results of operations for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025	Change
Revenues	$—	$—	$—

Operating costs:
General and administrative expenses	573,539	1,850,786	(1,277,247)
Research and development expenses	467,797	336,996	130,801
Total operating costs	1,041,336	2,187,782	(1,146,446)

Interest income	51,644	8,000	43,644
Interest expense	(1,255)	(46)	(1,209)
Total other income, net	50,389	7,954	42,435
Net loss	$(990,947)	$(2,179,828)	$(1,188,881)

General and Administrative Expenses

We incurred general and administrative expenses of $0.6 million and $1.9 million during the three months ended March 31, 2026 and 2025, respectively. General and administrative expenses in the three months ended March 31, 2026 consisted primarily of stock-based compensation expense of approximately $40,000, payroll and benefits expense of approximately $134,000, professional fees of approximately $134,000, and other expense of $265,000. General and administrative expenses in the three months ended March 31, 2025 consisted primarily of stock compensation expense of approximately $1.3 million for new options granted in 2025, payroll expense of approximately $167,000, professional fees of approximately $167,000 and other expense of $168,000.

Research and Development Expenses

We incurred research and development expenses of $0.5 million and $0.3 million during the three months ended March 31, 2026 and 2025. The following categorized various elements of R&D expense during the three months ended March 31, 2026 and 2025:

R&D Category	March 31, 2026	March 31, 2025
Toxicology	$21,223	$—
Pre-clinical research	270,732	204,348
R&D consultants	161,444	96,989
R&D stock-based compensation	14,398	35,659
Total research and development expenses	$467,797	$336,996

Interest income (expense)

We recorded interest income of less than $0.1 million in the three months ended March 31, 2026, compared with less than $0.1 million in the three months ended March 31, 2025. We incurred less than $0.1 million in interest expense during the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in August 2021, we have financed our operations primarily through sales of our Common Stock. These equity financings included the proceeds from our initial public offering that occurred in February 2024, a $1.0 million stock purchase agreement of our Common Stock with Starwood Trust that occurred in the fourth quarter of 2024, a $3 million stock purchase agreement in 2025 with the Bayshore Trust, and our at-the-market financings (“ATM Financing”). We raised $6.5 million from the ATM financing in the year ended December 31, 2025.

We intend to finance our clinical development programs and working capital needs from existing cash and potential new sources of debt and equity financing. Further, we plan to conduct a raise of capital in the near future to assist in financing working capital needs.

On May 19, 2025, we entered into an agreement to raise $3 million in equity financing through a direct investment by the Bayshore Trust, an entity affiliated with our largest stockholder. We issued 333,334 restricted shares of Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). We received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares of Common Stock.

On September 24, 2024 we entered into an unsecured Promissory Note and Loan Agreement with the Starwood Trust, a separate trust which was established by our founder for the benefit of his family. Under this Promissory Note and Loan Agreement (the “Starwood Note”), we have the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the Starwood Note. Our right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note and provides for prepayment at any time without penalty. The Starwood Note accrues interest at a rate equal to 7% per annum, simple interest.

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered Common Stock at $7 a share for a total of $1.0 million in proceeds to us.

Since January 1, 2023, MIRALOGX, an intellectual property development and holding company owned by Bayshore Trust, and the Starwood Trust, a separate trust established by our founder, have advanced funds on behalf of Bayshore Trust to the Company in order to fund operating activities. The total amount advanced and outstanding as of November 30, 2023, was $1.7 million. These advances were converted into 837,841 shares of Common Stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement. The total amount advanced and outstanding as of December 31, 2024 was $0.06 million.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $1.8 million for the three months ended March 31, 2026 and an accumulated deficit of approximately $42.0 million as of March 31, 2026. As of March 31, 2026 we had cash and cash equivalents of approximately $5.6 million.

We currently expect that our cash and cash equivalents will be sufficient to fund our operations, development plans, and capital expenditures through the first quarter of 2027.

We did not have any material non-cancellable contractual obligations as of March 31, 2026.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(1,773,510)	$(863,132)
Financing activities	47,351	—
Net change in cash	$(1,726,159)	$(863,132)

Net Cash Used in Operating Activities

For the three months ended March 31, 2026, operating activities used $1.8 million of cash, primarily due to a net loss of $1.0 million and a decrease in operating assets and liabilities of $0.8 million, partially offset by approximately $40 thousand of stock compensation expense.

For the three months ended March 31, 2025, operating activities used $0.9 million of cash, primarily due to a net loss of $2.2 million, offset by a $0.56 million change in accounts payable, accrued and prepaid expenses and $1.4 million of stock compensation expense. Accounts payable was composed of research and development payables, and accounting and legal expenses.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2026, financing activities provided $47,000 of cash, resulting from $0.2 million from proceeds from the issuance of an insurance loan, partially offset by $0.2 million repayments to executive officers and $22,000 in repayments towards insurance loans.

No financing activities took place during the three months ended March 31, 2025.

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete clinical development of, receive regulatory approval for, and commercialize a program and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the pre-clinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any programs, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. The timing and amount of our operating expenditure will depend largely on the factors set out above.

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

Identifying potential programs, product candidates and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our programs, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the United States Generally Accepted Accounting Principles (“GAAP”) and SEC rules.

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

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and consultants based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company has elected to account for forfeiture of stock-based awards as they occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore is not required to provide the information under this item per Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our first quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of risk factors, please read Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors reported in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Telomir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 001-41952) filed on February 4, 2025)

3.2	Bylaws of Telomir Pharmaceuticals, Inc, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41952) filed with the U.S. Securities and Exchange Commission on March 27, 2026)

10.1+	Telomir Pharmaceuticals, Inc. 2023 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41952) filed with the U.S. Securities and Exchange Commission on March 27, 2026)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: May 14, 2026	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Alan Weichselbaum
Alan Weichselbaum
Chief Financial Officer
(Principal Financial Officer)

