Form 10-Q
period 2026-06-30
Telomir Pharmaceuticals, Inc.
filed 2026-08-13
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 68,774,956 shares of the registrant’s common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

Telomir Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$5,170,286	$7,286,670
Prepaid expenses	195,618	54,691
Total current assets	5,365,904	7,341,361
Total assets	$5,365,904	$7,341,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$195,526	$536,769
Due to officer	—	155,518
Accrued compensation - officer	—	417,470
Insurance loan payable	136,372	—
Due to related parties	526	318,234
Total current liabilities	332,424	1,427,991

Total liabilities	332,424	1,427,991

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, no par value, 100,000,000 shares authorized
and none issued or outstanding.	—	—

Common Stock, no par value; 300,000,000 shares authorized, 68,774,956 and
34,380,971 shares issued and outstanding at June 30, 2026 and
December 31, 2025, respectively.	—	—

Additional paid-in capital	48,756,018	46,923,433
Accumulated deficit	(43,722,538)	(41,010,063)
Total stockholders’ equity	5,033,480	5,913,370
Total liabilities and stockholders’ equity	$5,365,904	$7,341,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telomir Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating costs:
General and administrative expenses	1,320,002	5,027,071	1,893,541	6,877,857
Research and development expenses	444,674	42,839	912,471	379,835
Total operating costs	1,764,676	5,069,910	2,806,012	7,257,692

Interest income	46,176	1,362	97,820	9,362
Interest expense	(3,028)	(1,342)	(4,283)	(1,388)
Total other income, net	43,148	20	93,537	7,974
Net loss	$(1,721,528)	$(5,069,890)	$(2,712,475)	$(7,249,718)
Deemed dividend	(46,113,903)	—	(46,113,903)	—
Net loss attributable to common stockholders	$(47,835,431)	$(5,069,890)	$(48,826,378)	$(7,249,718)

Basic and diluted net loss per share attributable to common stockholders	$(0.79)	$(0.17)	$(1.02)	$(0.24)

Basic and diluted weighted average common stock shares outstanding	60,837,460	30,010,165	47,682,300	30,265,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telomir Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2025	34,380,971	$—	$46,923,433	$(41,010,063)	$5,913,370
Stock-based compensation	—	—	39,803	—	39,803
Net loss	—	—	—	(990,947)	(990,947)
Balances, March 31, 2026	34,380,971	$—	$46,963,236	$(42,001,010)	$4,962,226
Stock-based compensation	—	—	198,734	—	198,734
Issuance of common stock for cash in ATM, net	4,275	—	6,311	—	6,311
Stock-based compensation – stock option modification	—	—	587,737	—	587,737
Issuance of common stock – TELI acquisition	34,389,710	—	1,000,000	—	1,000,000
Net loss	—	—	—	(1,721,528)	(1,721,528)
Balances, June 30, 2026	68,774,956	$—	$48,756,018	$(43,722,538)	$5,033,480

Balances, December 31, 2024	29,762,671	$—	$31,239,895	$(30,596,858)	$643,037

Stock-based compensation	—	—	1,375,686	—	1,375,686
Net loss	—	—	—	(2,179,828)	(2,179,828)
Balances, March 31, 2025	29,762,671	$—	$32,615,581	$(32,776,686)	$(161,105)
Issuance of common stock for cash in ATM, net	18,299	—	47,769	—	47,769
Issuance of common stock for cash, Related party	333,334	—	1,000,000	—	1,000,000
Issuance of common stock for services	400,000	—	840,000	—	840,000
Stock-based compensation	—	—	3,824,450	—	3,824,450
Net loss	—	—	—	(5,069,890)	(5,069,890)
Balances, June 30, 2025	30,514,304	$—	$38,327,799	$(37,846,576)	$481,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telomir Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from Operating activities:
Net loss	$(2,712,475)	$(7,249,718)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	238,537	6,040,136
Stock-based compensation expense – stock option modification	587,737	—
Change in operating assets and liabilities:
Prepaid expenses	(140,929)	(17,415)
Trade accounts payable and accrued liabilities	(341,242)	(332,580)
Accrued compensation - officer	(417,470)	—
Net cash used in operating activities	(2,785,842)	(1,559,577)
Cash flows from Financing activities:
Repayment to officer	(155,518)	—
Proceeds from issuance of insurance loan payable	224,789	—
Repayments on insurance loan payable	(88,416)	—
Proceeds from TELI contribution, related party	1,000,000	—
Repayment of payable to related party	(317,708)	—
Net proceeds from sale of common stock in ATM	6,311	—
Proceeds from sale of common stock	—	1,047,769
Net cash provided by financing activities	669,458	1,047,769

Net change in cash	(2,116,384)	(511,808)
Cash, beginning of period	7,286,670	1,266,131
Cash, end of period	$5,170,286	$754,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,045	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

Note 1. Description of business

Overview

Telomir Pharmaceuticals, Inc. (the “Company” or “Telomir”) is a clinical-stage biotechnology company developing novel small-molecule therapeutics targeting biological pathways implicated in cancer. The Company’s lead investigational candidate, Telomir-Zn, is an investigational oral small molecule designed to modulate intracellular metal homeostasis and epigenetic regulation, with the goal of influencing pathways associated with tumor biology. The Company has received clearance from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug (“IND”) application to initiate a clinical trial evaluating Telomir-Zn in patients with advanced or metastatic triple-negative breast cancer (“TNBC”).

As used herein, the Company’s common stock, no par value per share, is referred to as the “Common Stock,” and the Company’s preferred stock, no par value per share, is referred to as the “Preferred Stock”.

The Company and TELI Pharmaceuticals, Inc., a related party private company incorporated under the laws of Delaware (“TELI”), certain of whose beneficial owners are also related parties of the Company due to overlapping beneficial ownership and management, entered into an Agreement and Plan of Merger and Reorganization, dated November 20, 2025, and as amended on February 4, 2026 (collectively, the “Merger Agreement”), pursuant to which a wholly owned subsidiary of the Company merged with and into TELI, with TELI surviving as a wholly owned subsidiary of the Company (the “Merger”). On April 22, 2026, the Company consummated the Merger following approval by the Company’s shareholders at a meeting of the Company’s shareholders held on March 23, 2026. Pursuant to the Merger, the Company acquired all the outstanding equity interests of TELI which held exclusive worldwide intellectual property rights to develop and commercialize Telomir-Zn, and issued an aggregate of 34,389,710 shares of Common Stock to the former TELI shareholders. As a result of the Merger, the Company consolidated previously separated geographic rights to Telomir-Zn under a single corporate structure and TELI became a wholly owned subsidiary of the Company (Notes 5 and 10).

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the condensed consolidated balance sheet, statements of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Telomir and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

Liquidity and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of June 30, 2026, the Company had cash of approximately $5.2 million. The Company used approximately $2.8 million of cash in operations during the six months ended June 30, 2026, and had net losses of $1.7 million for the three months ended June 30, 2026 and $2.7 million for the six months ended June 30, 2026, and had stockholders’ equity of approximately $5.0 million at June 30, 2026.

Historically, the Company has been primarily engaged in developing Telomir-Zn. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding in the near term. Since inception, the Company has financed its operations through related party financings, an initial public offering, and ATM offerings. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing this Quarterly Report on Form 10-Q (this “Report”), the Company will continue to generate losses and have insufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date these unaudited condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

Research and development expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties, such as contract research organizations and consultants, who conduct research and development activities on behalf of the Company.

Use of estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from such estimates, and such differences could be material. Significant estimates during the reporting periods include stock-based compensation, including estimates related to the determination of the fair value of equity awards, the valuation of modified stock-based awards, and the measurement of any resulting incremental compensation cost.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured by the FDIC up to $250,000. On June 30, 2026 and December 31, 2025, the Company had cash in excess of FDIC limits of approximately $4.9 million and $7.0 million, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high-quality financial institutions.

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

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

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

Fair Value Measurements and Financial Instruments

The Company measures the fair value of financial instruments in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Loss per Share

Loss per share is computed in accordance with ASC Topic 260, Earnings per Share (ASC 260), the basic weighted-average number of shares of Common Stock outstanding for the three and six months ended June 30, 2026 and 2025, includes the shares of Common Stock issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of Common Stock outstanding excludes common stock equivalents such as stock options and warrants, while diluted weighted average number of shares of Common Stock outstanding includes such stock options and warrants. In periods where the Company reports a net loss, dilutive securities are excluded from the diluted share count as their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are identical for all periods presented.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

On April 22, 2026, the Company completed the Merger with TELI and issued 34,389,710 shares of its Common Stock to the former shareholders of TELI (see Note 5, Related Party Asset Acquisition of TELI). The Company accounted for the transaction as a related-party asset acquisition at historical carryover basis. As a result of the transaction, the Company recorded a deemed dividend of $46,113,903, representing the excess of the fair value of the Common Stock issued over the carrying value of the net assets acquired and cash contribution received. In accordance with ASC 260, the deemed dividend was treated as a reduction of income available to shareholders in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2026. The 34,389,710 shares issued in connection with the acquisition were included in the Company’s weighted-average shares outstanding beginning April 22, 2026, the Merger date.

The following outstanding shares of Common Stock equivalents were excluded from the computation of the diluted net loss per share attributable to Common Stock for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	June 30,
	2026	2025
Stock options	4,322,670	4,240,170
Common Stock warrants	2,814,057	2,814,057
Totals	7,136,727	7,054,227

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the impact of adopting ASU 2024-03.

Note 3. Prepaid expenses

Prepaid expense and other current assets consisted of the following at the dates indicated:

	June 30, 2026	December 31, 2025
Prepaid expense:
Prepaid insurance	$157,888	$43,445
Other prepaid expense	37,730	11,246
Total prepaid expenses	$195,618	$54,691

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

Note 4. Fair value measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025 and during the three and six months ended June 30, 2026 and 2025. The carrying amount of accounts payable approximated fair value as they are short term in nature. The fair value of stock options and warrants issued is estimated based on the Black-Scholes model.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025

Assets:
Money Market Account	1	$5,160,628	$7,092,808

Note 5. Related Party Asset Acquisition of TELI

On April 22, 2026, the Company completed its acquisition of TELI, a related party private company certain of whose beneficial owners are also related parties of the Company, pursuant to the Merger Agreement. TELI was considered a related party because Bayshore Trust, a principal shareholder of the Company, held ownership interests in both the Company and TELI. Bayshore Trust, the principal shareholder of the Company, was established by the Company’s founder, Jonnie R. Williams, Sr., and various members of his family are beneficiaries of the trust. Bayshore Trust is a related party and beneficially owns more than 10% of the Company’s outstanding common stock. In addition, Erez Aminov held ownership interests in both entities and serves as the Company’s Chairman and Chief Executive Officer. Immediately prior to the Merger, Bayshore Trust beneficially owned approximately 35% of TELI and 14% of the Company, while Mr. Aminov beneficially owned approximately 21% of TELI and 1% of the Company. The Merger was approved by the Company’s shareholders at the annual shareholders’ meeting held on March 23, 2026. At the closing of the Merger, the Company acquired 100% of the outstanding equity interests of TELI which held exclusive worldwide intellectual property rights to develop and commercialize Telomir-Zn, in exchange for 34,389,710 restricted shares of Common Stock issued to TELI’s former shareholders. As a result of the Merger, the Company consolidated previously separated geographic rights to Telomir-Zn under a single corporate structure. The number of shares issued was determined based on an exchange ratio derived from independent third-party valuations of both the Company and TELI. Immediately following the Merger, the former TELI stockholders beneficially owned approximately 50% of the Company’s outstanding common stock, based on the shares outstanding upon completion of the Merger. In addition, Bayshore Trust beneficially owned approximately 25% of the Company’s outstanding common stock, while Mr. Aminov beneficially owned approximately 11% of the Company’s outstanding common stock following the merger.

As a condition to closing, Bayshore Trust, a related party and a shareholder of TELI, contributed $1.0 million in cash to the Company. In addition, Bayshore Trust entered into a binding equity funding commitment pursuant to which it may invest up to an additional $4.0 million in the Company upon the achievement of specified regulatory and clinical milestones related to Telomir-Zn (the “Funding Commitment”).

Under the Funding Commitment, upon the acceptance by the FDA of an Investigational New Drug (IND) application for Telomir-Zn, Bayshore Trust may contribute $2.0 million, in cash or marketable securities valued at the time of transfer, in exchange for 1,492,537 shares of Common Stock, calculated as $2.0 million divided by $1.34, representing the closing trading price of the Common Stock on April 15, 2026. Upon the initiation of a Phase 1/2 clinical study for Telomir-Zn, Bayshore Trust may contribute an additional $2.0 million, in cash or marketable securities valued at the time of transfer, in exchange for an additional 1,492,537 shares of Common Stock (the “Milestone Shares”).

The Milestone Shares, if any, will be issued only upon the receipt of the corresponding funding amounts. If a funding commitment is not satisfied within three months of the applicable milestone date, the corresponding right to receive Milestone Shares will be forfeited. The Milestone Shares are separate and distinct from the shares issued to TELI’s former a shareholders as consideration in the Merger.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

As a result of the Merger, the Company holds sole global rights to Telomir-Zn, consolidating worldwide development and commercialization rights under a single corporate structure.

On the closing date of the Merger, the Company issued 34,389,710 shares of its common stock to the former a shareholders of TELI (see Note 10). The shares issued were valued at $47,113,903 based on the closing market price of the Company’s Common Stock of $1.37 per share on April 22, 2026. The Company accounted for the acquisition as a related-party asset acquisition at historical carryover basis. Immediately prior to the Merger, TELI’s net assets, including the intellectual property rights related to Telomir-Zn, had a historical carrying value of $0. As a condition to closing, Bayshore Trust contributed $1,000,000 in cash to the Company, which represented the only net asset received in the transaction. Accordingly, the Company recorded the $1,000,000 cash contribution as an increase to equity in additional paid-in capital. The excess of the fair value of the common shares issued over the net assets received of $46,113,903 was accounted for as a deemed dividend and recorded as a charge to additional paid-in capital. As a result, the net increase in shareholders’ equity attributable to the transaction was $1,000,000.

Note 6. License agreement, related party

The Company licenses intellectual property rights related to Telomir-Zn from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company controlled by a Bayshore Trust, which was established by Jonnie R. Williams, Sr, the Company’s founder. and under which various of his family members are beneficiaries. Bayshore Trust is a related party and greater-than-10% a principal shareholder of the Company.

Pursuant to two exclusive license agreements with MIRALOGX, entered into in November 2022 and March 2025, respectively, including in connection with the Company’s acquisition of TELI, the Company has obtained exclusive and non-exclusive, as applicable rights under certain patent rights to develop, manufacture, use, commercialize, and sublicense products containing Telomir-Zn in specified territories.

Under the November 2022 license agreement, the Company obtained exclusive, worldwide rights under the licensed patent rights to make, use, sell, and sublicense Telomir-Zn–based products. Under the March 2025 license agreement, the Company obtained exclusive rights to commercialize Telomir-Zn–based products outside the United States and non-exclusive rights to manufacture such products globally, subject to territorial and import limitations set forth in that agreement.

The Merger established the Company as the sole holder of the global rights to Telomir-Zn, consolidating worldwide development and commercialization rights under a single corporate structure. Prior to the acquisition, North American and international rights to Telomir-Zn were held separately. As a result of the Merger, the Company obtained full control of the Telomir-Zn platform and all associated rights across major international markets.

The licensed patent portfolio includes a combination of U.S. provisional and non-U.S. patent applications and filings across multiple jurisdictions. “Licensed Product” is defined as a drug product containing 2,4,6-tris(3,4-dihydro-2H-pyrrol-2-yl) pyridine or a pharmaceutically acceptable salt, ester, solvate or zinc complex thereof.

Under the terms of the applicable license agreements, the Company is obligated to pay MIRALOGX a royalty equal to 8% of net sales and certain other revenues derived from licensed products. In addition, pursuant to the March 2025 license agreement, the Company is obligated to pay a minimum annual royalty of $250,000 beginning in the year in which revenue from licensed products is first generated. No upfront license fees were required under either agreement, and no milestone payments are payable. No royalties have been paid as of June 30, 2026.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

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

Note 7. Related parties’ balances and transactions

Due to officer and accrued compensation - officer

As of December 31, 2025, accrued compensation of $417,470 was owed to the Company’s Chairman and Chief Executive Officer, Erez Aminov, representing compensation earned during the year ended December 31, 2025. The accrued compensation balance was fully repaid in January 2026, and there were no amounts outstanding as of June 30, 2026.

In December 2025, Mr. Aminov advanced $155,518 to the Company for the purpose of remitting employee payroll withholding taxes associated with equity-based compensation granted during the year. These withholding taxes were not remitted through the Company’s payroll processing. Accordingly, the advance was returned to Mr. Aminov in January 2026 and there were no amounts outstanding as of June 30, 2026.

Mr. Aminov is the domestic partner of a daughter of Jonnie R. Williams, Sr., the Company's founder and the grantor of Bayshore Trust, a principal shareholder of the Company, of which various members of the Williams family are beneficiaries.

Due to related parties

During the year ended December 31, 2024, the Company received working capital advances from MIRALOGX, a related party entities under common control. These advances are non-interest bearing and due on demand. During the year ended December 31, 2025, a related party, MIRALOGX, shipped pharmaceutical chemicals to the Company’s service provider for ongoing research activities at an approximate cost of $224,800. During the six months ended June 30, 2026, the Company incurred $26,592 of intellectual property development costs that were paid on its behalf by MIRALOGX. These amounts were repaid in full as of June 30, 2026. As of June 30, 2026 and December 31, 2025, amounts due to related parties totaled $526 and $318,234, respectively.

Investment from largest shareholder

On May 19, 2025, the Company entered into an agreement to raise $3 million in equity financing through a direct investment by the Bayshore Trust, the Company’s principal shareholder. The Company issued 333,334 restricted shares of its Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares.

Starwood Trust Line of Credit and Stock Purchase Agreement

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with the Starwood Trust, a separate related party trust established by the Company’s founder, Jonnie R. Williams, Sr. who is the founder of Bayshore Trust, a principal shareholder of the Company, and under which various of his family members are beneficiaries. Under the Starwood Note, the Company has the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until September 24, 2026, the second anniversary of the note. As of June 30, 2026 and December 31, 2025, the Company has not borrowed any amounts under the Starwood Note.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

The Company’s right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects The Starwood Note contains default provisions whereby in the event of the Company misses payment, makes false representations, fails to comply in any material respect with covenants, files for bankruptcy, or experiences a material adverse change in its assets or operations then the Company is considered in default and the entire unpaid principal and accrued interest is due immediately. The Starwood Note, together with accrued interest, is to become due and payable on the second anniversary of the issuance of the note, it provides for prepayment at any time without penalty, and accrues simple interest at a rate equal to 7% per annum. As of June 30, 2026 and December 31, 2025, the Company has not borrowed any amounts under the Starwood Note.

MIRALOGX License Agreement

See Note 6.

MIRA Pharmaceuticals, Inc. - Related Party Ownership of Common Stock

On September 29, 2025, in connection with the consummation of a merger between MIRA Pharmaceuticals, Inc. (“MIRA”), a related party due to certain common ownership, officers and directors, and SKNY Pharmaceuticals, Inc. (“SKNY”), MIRA acquired 3,521,127 shares of the Common Stock that were contributed to SKNY by its largest shareholder prior to the merger closing. As a result, MIRA holds approximately 5% and 10% of the Company’s outstanding Common Stock as of June 30, 2026 and December 31, 2025, respectively.

Related Party Asset Acquisition of TELI

On April 22, 2026, the Company completed the acquisition of TELI, a related-party entity whose beneficial ownership included certain related parties of the Company. TELI was considered a related party because Bayshore Trust, a principal shareholder of the Company, held ownership interests in both the Company and TELI. In addition, Erez Aminov held ownership interests in both entities and serves as the Company’s Chairman and Chief Executive Officer. Immediately prior to the Merger, Bayshore Trust beneficially owned approximately 35% of TELI and 14% of the Company, while Mr. Aminov beneficially owned approximately 21% of TELI and 1% of the Company. As part of the Merger, Bayshore Trust, a related party, contributed $1.0 million in cash to the Company and entered into a funding commitment of up to an additional $4.0 million upon the achievement of specified development milestones (see Note 5, Related Party Asset Acquisition of TELI and Note 9, Funding Commitment Agreement with Related Party). As of June 30, 2026, no amounts had been funded under this arrangement, and no liability or equity issuance had been recognized related to the funding commitment.

Note 8. Insurance loan payable

During February 2026, the Company entered into a financing agreement with a financing institution to fund a portion of its insurance policies. As part of the agreement, the financing institution agreed to finance the insurance policies of the Company of approximately $225,000 with an average interest rate per annum of 6.70%. The Company is required to make monthly payments of approximately $23,000 through February 2027. The outstanding balance as of June 30, 2026 on the insurance loan payable was $136,372.

Note 9. Commitments and contingencies

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of June 30, 2026 and December 31, 2025, no amounts have been accrued related to such indemnification provisions.

Funding Commitment Agreement with Related Party

On April 15, 2026, as part of the Merger, the Company entered into a binding funding commitment agreement with Bayshore Trust, a related party, in support of the continued development of Telomir-Zn. Under the agreement, Bayshore Trust committed to provide up to an aggregate of $4.0 million of funding to the Company upon the achievement of specified development milestones. The agreement provides for (i) an initial funding commitment of $2.0 million, payable upon acceptance by the FDA of an Investigational New Drug (“IND”) application for Telomir-Zn, and (ii) a second funding commitment of $2.0 million, payable upon the initiation of a Phase 1/2 clinical study for Telomir-Zn. Funding may be provided in cash, marketable securities, or a combination thereof, subject to the terms of the agreement.

In consideration for each funding commitment, the Company agreed to issue 1,492,537 shares of its common stock, or an aggregate of 2,985,074 shares if both milestones are achieved and the corresponding funding is provided. The shares will be issued only upon receipt of the applicable funding commitment. If Bayshore Trust fails to provide the applicable funding within three months of the applicable milestone, the right to receive the corresponding shares is forfeited.

As of June 30, 2026, neither of the specified milestones had been achieved and no funding had been received by the Company under the agreement. Accordingly, no shares had been issued, and no amounts had been recognized in the accompanying condensed consolidated financial statements related to this arrangement. The Company will evaluate the accounting impact of the arrangement as the respective milestones are achieved and funding commitments become payable.

Legal Proceedings

From time to time, we may become involved in legal proceedings, claims, investigations and other matters arising in the ordinary course of our business. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. Except as described below, we are not currently a party to any material pending legal proceedings.

On June 5, 2026, a complaint was filed by the Estate of Christopher Columbus Chapman, Jr., the former Chief Executive Officer of the Company, in the circuit court of Miami-Dade County, Florida claiming that the Company failed to timely transfer restricted common stock of the Company.  The Company subsequently successfully removed the case to the complex business court of Miami-Dade County, Florida.  The plaintiff claims damages in excess of $3.5 million due to the delays in transfer. The Company believes the plaintiff’s position is without merit and intends to vigorously defend itself. At this stage of the proceedings, management is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount of any potential loss, if any. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements as of June 30, 2026.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

Note 10. Stockholders’ equity

Capital stock

The Company has the authority to issue 400,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of undesignated Preferred Stock, whose rights and privileges will be defined by the board of directors when a series of preferred stock is designated.

Common Stock Issued in Connection with the Merger

On April 22, 2026, the Company issued 34,389,710 shares of its common stock in connection with the acquisition of TELI (see Note 5, Related Party Asset Acquisition of TELI). The shares were valued at $47.1 million based on the closing market price of the Company’s Common Stock of $1.37 per share on the acquisition date. Because the Merger was accounted for as a related-party asset acquisition at historical carryover basis and the acquired net assets had a carrying value of $0, the excess of the fair value of the shares issued over the $1.0 million cash contribution received at closing was recorded as a deemed dividend of $46,113,903 and reflected as a charge to additional paid-in capital. The transaction resulted in a net increase to additional paid-in capital of $1.0 million.

ATM Agreement

On February 14, 2025, the Company filed a shelf registration statement with the SEC to facilitate the issuance of its Common Stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $100,000,000. During the three and six months ended June 30, 2026, the Company sold a total of 4,275 shares of its Common Stock, at a weighted average price of $1.51 for a total net proceeds of $6,311. During the three and six months ended June 30, 2025, the Company sold a total of 18,299 shares of its Common Stock, at a weighted average price of $2.67 for total proceeds of $47,769, net of costs of $1,032.

On May 19, 2025, the Company entered into an agreement to raise $3 million in equity financing through a direct investment by Bayshore Trust, an entity affiliated with the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,334 restricted shares of its Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution. The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional 666,666 shares of Common Stock were issued for $2 million received.

Restricted Stock Units

On May 27, 2025, 400,000 fully vested shares of Common Stock were granted for services to the Company’s CEO. The restricted shares were valued at $840,000 based on the stock quoted trading price at the grant date and were expensed immediately as compensation expense.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

Warrants

In connection with various transactions, the Company issued warrants. Warrant activity for the three and six months ended June 30, 2026 and the year ended December 31, 2025 is summarized below:

Weighted Average
			Remaining		Aggregate
	Number of		Contractual		Intrinsic
	Warrants	Exercise Price	Term (Years)		Value
Outstanding as of December 31, 2024	2,814,057	$4.97	3.49		$—
Granted	—	—	—		—
Exercised	—	—	—		—
Outstanding as of December 31, 2025	2,814,057	4.97	2.45		—
Granted	—	—	—		—
Exercised	—	—	—		—
Outstanding as of March 31, 2026	2,814,057	$4.97	2.20		$—
Granted	—	—	—		—
Exercised	—	—	—		—
Outstanding as of June 30, 2026	2,814,057	$4.97	1.95	(1)	—

Warrants consist primarily of 2,439,025 warrants issued to Bay Shore Trust that have a remaining contractual term of 1.95 years as of June 30, 2026, and 335,032 warrants issued to investors associated with a 2023 private placement that currently have an indeterminable contractual term, and 40,000 warrants issued to underwriters as part of the IPO with a remaining contractual life of 2.0 years.

2023 Omnibus Incentive Plan

In December 2023, the Company’s board of directors adopted the Company’s 2023 Omnibus Incentive Plan (“2023 Plan”). The 2023 Plan authorizes the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors, and consultants and any of its future subsidiary corporations’ employees and consultants.

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

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the vesting term plus contract term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. The Company recognizes forfeitures as they occur.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

A summary of the Company’s stock option activity is as follows:

		Weighted Average
			Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price	(years)	Intrinsic Value
Outstanding as of December 31, 2025	4,187,670	$3.57	9	$—
Options granted	—	$—	—	—
Forfeited/Expired	(15,000)	$5.02	—	—
Outstanding as of March 31, 2026	4,172,670	$3.57	8.79	$—
Options granted	150,000	$1.34	—	—
Forfeited/Expired	—	$—	—	—
Outstanding as of June 30, 2026	4,322,670	$1.36	8.48	$—

Options vested and exercisable as of June 30, 2026	4,303,920	$1.36	8.48	$—

On May 21, 2026, the Company’s board of directors approved a modification of certain outstanding stock options covering an aggregate of 4,035,170 shares of common stock by reducing the exercise price of the awards. The modified options were fully vested on the modification date and continued to be subject to their original contractual terms, including expiration dates, except for the revised exercise prices. The Company accounted for the modification in accordance with ASC 718, Compensation—Stock Compensation and recognized incremental stock-based compensation expense resulting from the increase in the fair value of the modified awards. As a result, the Company recorded approximately $588,000 of incremental stock-based compensation expense related to the modification during the three and six months ended June 30, 2026.

On May 16, 2026, the Company granted an aggregate of 150,000 stock options to its directors. The options vested on the date of grant. The options have a contractual term of ten years and were valued at approximately $172,000 on the grant date. The stock options granted on May 16, 2026 were valued using the Black-Scholes option-pricing model with the following assumptions: a stock price of $1.34, a risk-free interest rate of 3.91%, expected volatility of 125.79%, an expected dividend yield of 0%, and an expected term of 5.0 years.

The Company recognized $198,734 and $4,664,450 in stock-based compensation during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $238,537 and $6,040,136 in stock-based compensation during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there is approximately $17,200 of unrecognized compensation cost related to unvested stock options granted under the 2023 Plan that is expected to be recognized over the remainder of fiscal year ending December 31, 2026.

Note 11. Segment Information

The Company operates as a single operating segment focused on the development of novel small-molecule therapeutics targeting biological pathways implicated in cancer, including its lead investigational candidate, Telomir-Zn. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(unaudited)

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating costs:
General and administrative expenses	1,320,002	5,027,071	1,893,541	6,877,857
Research and development expenses	444,674	42,839	912,471	379,835
Total operating costs	1,764,676	5,069,910	2,806,012	7,257,692

Other income (expense):
Interest income	46,176	1,362	97,820	9,362
Interest expense	(3,028)	(1,342)	(4,283)	(1,388)
Total other income, net	43,148	20	93,537	7,974
Segment net loss	$(1,721,528)	$(5,069,890)	$(2,712,475)	$(7,249,718)

Note 12. Subsequent Events

On July 26, 2026, the Company’s board of directors approved a modification of certain outstanding stock options covering an aggregate of 50,000 shares of Common Stock by reducing the exercise price of the awards. The modified options were fully vested on the modification date and continued to be subject to their original contractual terms, including expiration dates, except for the revised exercise prices.

On July 28, 2026, the Company granted an aggregate of 75,000 stock options to its consultants. The options vest in two equal installments, with 50% vesting on the date of grant and the remaining 50% vesting six months from the grant date. The options have a contractual term of ten years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” contained above in this Quarterly Report on Form 10-Q. The Company assumes no obligation to update any of these forward-looking statements, unless required to do so by applicable law.

Overview

Telomir Pharmaceuticals, Inc. (the “Company” or “Telomir”) is a clinical-stage biotechnology company developing novel small-molecule therapeutics targeting biological pathways implicated in cancer. Our lead investigational candidate, Telomir-Zn, is an investigational oral small molecule designed to modulate intracellular metal homeostasis and epigenetic regulation, with the goal of influencing pathways associated with tumor biology.

The Company has received clearance from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug (“IND”) application to initiate a clinical trial evaluating Telomir-Zn in patients with advanced or metastatic triple-negative breast cancer (“TNBC”). In addition, we continue to conduct preclinical research in animal and other model systems to further evaluate the potential application of Telomir-Zn across multiple disease areas.

We had net losses of $1.7 million and $5.1 million for the three months ended June 30, 2026 and 2025, respectively. We had net losses of $2.7 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively.

On April 22, 2026, the Company consummated its previously announced merger with TELI Pharmaceuticals, Inc., a related party private company (the “Merger”), following approval by the Company’s shareholders at a meeting held on March 23, 2026. Pursuant to the Merger, the Company acquired all of the outstanding equity interests of TELI, which held exclusive worldwide intellectual property rights to develop and commercialize Telomir-Zn, and issued an aggregate of 34,389,710 restricted shares the Company’s common stock, no par value (the “Common Stock”) to the former TELI a shareholders. The share consideration was determined using an exchange ratio based on independent third-party valuations of both entities.

In connection with the closing of the Merger, Bayshore Trust, a TELI a shareholder, provided a $1.0 million cash contribution to the Company. Bayshore Trust also entered into a binding commitment arrangement providing for up to $4.0 million of additional equity investment, subject to the achievement of specified regulatory and clinical development milestones related to Telomir-Zn (the “Funding Commitment”).

Under the Funding Commitment, following acceptance by the FDA of an IND application for Telomir-Zn, Bayshore Trust, an affiliate of the Company’s largest shareholder, may fund $2.0 million, payable in cash or marketable securities valued at the time of contribution, in exchange for 1,492,537 shares of Common Stock, calculated based on a reference price of $1.34 per share, representing the Nasdaq Stock Market (“Nasdaq”) closing price on April 15, 2026. Upon commencement of a Phase 1/2 clinical trial for Telomir-Zn, Bayshore Trust may make an additional $2.0 million contribution under similar terms in exchange for an additional 1,492,537 shares (together, the “Milestone Shares”).

Issuance of the Milestone Shares is contingent upon receipt of the applicable funding amounts. If the required funding related to a milestone is not received within three months of the applicable milestone event, the related right to receive Milestone Shares will lapse. Any Milestone Shares issued pursuant to the Funding Commitment are separate from, and in addition to, the shares issued to TELI a shareholders as part of the Merger consideration.

As a result of the Merger, the Company obtained exclusive worldwide rights to develop and commercialize Telomir-Zn, consolidating previously separated geographic rights within a single corporate entity.

Components of our Results of Operations

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our product candidate. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of contracted research and manufacturing, consulting arrangements, and other expenses incurred to advance the Company’s research and development activities.

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

Results of operations for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025	Change
Revenues	$—	$—	$—

Operating costs:
General and administrative expenses	1,320,002	5,027,071	(3,707,069)
Research and development expenses	444,674	42,839	401,835
Total operating costs	1,764,676	5,069,910	(3,305,234)

Interest income	46,176	1,362	44,814
Interest expense	(3,028)	(1,342)	(1,686)
Total other income, net	43,148	20	43,128
Net loss	$(1,721,528)	$(5,069,890)	$3,348,362

General and Administrative Expenses

We incurred $1.3 million and $5.0 million in general and administrative expenses during the three months ended June 30, 2026 and 2025, respectively. The decrease in general and administrative expenses of $3.7 million during the three months ended June 30, 2026 relates primarily to decreases in stock-based compensation of $3.9 million, partially offset by an increase in professional expense for $0.2 million.

Research and Development Expenses

We incurred research and development expenses of $0.4 million and less than $0.1 million during the three months ended June 30, 2026 and 2025. The increase in R&D expenses during the three months ended June 30, 2026 primarily reflects higher pre-clinical research and R&D consultant costs associated with advancement of the Telomir-Zn development program, partially offset by lower toxicology expenses.

The following categorized various elements of R&D expense during the three months ended June 30, 2026 and 2025:

R&D Category	June 30, 2026	June 30, 2025
Toxicology	$137	$15,173
Pre-clinical research	289,851	52,614
R&D consultants	140,034	(61,003)
R&D stock-based compensation	14,652	36,055
Total research and development expenses	$444,674	$42,839

Interest income (expense)

We recorded interest income of approximately $0.05 million in the three months ended June 30, 2026, compared with less than $0.1 million in the three months ended June 30, 2025. We incurred less than $0.1 million in interest expense during the three months ended June 30, 2026 and 2025, respectively.

Results of operations for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025	Change
Revenues	$—	$—	$—

Operating costs:
General and administrative expenses	1,893,541	6,877,857	(4,984,316)
Research and development expenses	912,471	379,835	532,636
Total operating costs	2,806,012	7,257,692	(4,451,680)

Interest income	97,820	9,362	88,458
Interest expense	(4,283)	(1,388)	(2,895)
Total other income, net	93,537	7,974	85,563
Net loss	$(2,712,475)	$(7,249,718)	$4,537,243

General and Administrative Expenses

We incurred $1.8 million and $6.9 million in general and administrative expenses during the six months ended June 30, 2026 and 2025, respectively. The decrease in general and administrative expenses of $5.0 million during the six months ended June 30, 2026 relates primarily to decreases in stock-based compensation of $5.2 million and payroll related expenses of $0.1 million, partially offset by increases in professional expense of $0.2 million and other expenses of $0.1 million.

Research and Development Expenses

We incurred research and development expenses of $0.9 million and $0.4 million during the six months ended June 30, 2026 and 2025. The increase of $0.05 million primarily reflects higher pre-clinical research activities and R&D consultant costs associated with the Merger and advancement of the Telomir-Zn development program, partially offset by lower R&D stock-based compensation.

The following table categorizes various elements of R&D expense during the six months ended June 30, 2026 and 2025:

R&D Category	June 30, 2026	June 30, 2025
Toxicology	$21,361	$15,173
Pre-clinical research	560,583	257,785
R&D consultants	301,478	35,163
R&D stock-based compensation	29,049	71,714
Total research and development expenses	$912,471	$379,835

Interest income (expense)

We recorded interest income of $0.1 million in the six months ended June 30, 2026, compared with less than $0.1 million in the six months ended June 30, 2025. We incurred less than $0.1 million in interest expense during the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in August 2021, we have financed our operations primarily through sales of our Common Stock. These equity financings included the proceeds from our initial public offering that occurred in February 2024, a $1.0 million stock purchase agreement with Starwood Trust that occurred in the fourth quarter of 2024, a $3 million stock purchase agreement in 2025 with Bayshore Trust, and our at-the-market financings (“ATM Financing”). We raised $6.5 million from the ATM financing in the year ended December 31, 2025.

We intend to finance our clinical development programs and working capital needs from existing cash and potential new sources of debt and equity financing. Further, we plan to conduct a raise of capital in the near future to assist in financing working capital needs.

On May 19, 2025, we entered into an agreement to raise $3 million in equity financing through a direct investment by Bayshore Trust, an entity affiliated with our largest shareholder. We issued 333,334 restricted shares of Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). We received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,666 shares of Common Stock.

On September 24, 2024, we entered into an unsecured Promissory Note and Loan Agreement with the Starwood Trust, a separate trust that was established by our founder for the benefit of his family. Under this Promissory Note and Loan Agreement (the “Starwood Note”), we have the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the Starwood Note. Our right to borrow funds under the Starwood Note is subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, is due and payable on the second anniversary of the issuance of the note and provides for prepayment at any time without penalty. The Starwood Note accrues interest at a rate equal to 7% per annum, simple interest.

Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered Common Stock at $7 per share for a total of $1.0 million in proceeds to us.

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

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $2.8 million for the six months ended June 30, 2026 and an accumulated deficit of approximately $43.7 million as of June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of approximately $5.2 million.

We currently expect that our cash and cash equivalents will be sufficient to fund our operations, development plans, and capital expenditures through the first quarter of 2027.

We did not have any material non-cancellable contractual obligations as of June 30, 2026.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(2,785,842)	$(1,559,577)
Financing activities	669,458	1,047,769
Net change in cash	$(2,116,384)	$(511,808)

Net Cash Used in Operating Activities

For the six months ended June 30, 2026, operating activities used $2.8 million of cash, primarily due to a net loss of $2.7 million and a decrease in operating assets and liabilities of $0.9 million, partially offset by approximately $0.9 million of stock compensation expense.

For the six months ended June 30, 2025, operating activities used $1.6 million of cash, primarily due to a net loss of $7.2 million, partially offset by a $0.4 million change in accounts payable, accrued and prepaid expenses and $6.0 million of stock compensation expense. Accounts payable was composed of research and development payables, and accounting and legal expenses.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2026, financing activities provided $0.7 million of cash, resulting from $1.0 million of proceeds from the TELI contribution and $0.2 million of proceeds from issuance of insurance loan payable, partially offset by $0.2 million in repayments to an officer of the Company, $0.3 million in repayments to related parties of the Company and less than $0.1 million in repayments of insurance loans.

For the six months ended June 30, 2025, financing activities provided $1.0 million of cash, resulting from $1.0 million of proceeds from the sale of Common Stock.

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

Legal Proceedings and Contingencies

On June 5, 2026, a complaint was filed by the Estate of Christopher Columbus Chapman, Jr., the former Chief Executive Officer of the Company, in the circuit court of Miami-Dade County, Florida claiming that the Company failed to timely transfer restricted common stock of the Company.  The Company subsequently successfully removed the case to the complex business court of Miami-Dade County, Florida.  The plaintiff claims damages in excess of $3.5 million due to the delays in transfer. The Company believes the plaintiff’s position is without merit and intends to vigorously defend itself. At this stage of the proceedings, management is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount of any potential loss, if any. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements as of June 30, 2026.

For additional information regarding the Company’s legal proceedings and related contingencies, see Note 9, “Commitments and Contingencies,” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our accompanying condensed consolidated financial statements.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings, claims, investigations and other matters arising in the ordinary course of our business. Except as described below, we are not currently a party to any material pending legal proceeding.

On June 5, 2026, a complaint was filed by the Estate of Christopher Columbus Chapman, Jr., a former Chief Executive Officer of the Company, in the circuit court of Miami-Dade County, Florida claiming that the Company failed to timely transfer restricted common stock of the Company. The Company subsequently successfully removed the case to the complex business court of Miami-Dade County, Florida. The plaintiff claims damages in excess of $3.5 million due to the delays in transfer. The Company believes the plaintiff’s position is without merit and intends to vigorously defend itself.

Item 1A. Risk Factors.

For a discussion of risk factors, please read Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors reported in our 2025 Annual Report.

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

10.1

Consulting Agreement between Telomir Pharmaceuticals, Inc. LMAM Consulting Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2026)

10.2	Commitment Agreement, dated April 20, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2026)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: August 13, 2026	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Andriy Mushak
Andriy Mushak
Chief Financial Officer
(Principal Financial Officer)

