Form 10-Q
period 2026-09-30
Telomir Pharmaceuticals, Inc.
filed 2026-11-06
CIK 1971532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number 001-41952

Telomir Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Florida	87-2606031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 SE 2nd St, Suite 2000 #1009 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2026, there were 73,675,706 shares of the registrant’s common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

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

● our future expenses, capital requirements, need for additional financing, and the period over which we believe that the net proceeds from our offerings, together with our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements;

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

● our ability to continue as a going concern and obtain additional financing;

● the concentration of ownership and control among certain stockholders, including Bayshore Trust and our Chief Executive Officer;

● the outcome and effects of the pending Chapman Litigation;

● our ability to maintain compliance with Nasdaq continued listing requirements;

● dilution and potential market impact from the Private Placement and related resale registration;

● the timing and initiation of our planned Phase 1/2 clinical trial;

● developments relating to our competitors and our industry; and

● other risks and factors listed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

Telomir Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,515,704	$7,286,670
Prepaid expenses	125,641	54,691
Total current assets	4,641,345	7,341,361
Total assets	$4,641,345	$7,341,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued liabilities	$167,990	$536,769
Due to officer	—	155,518
Accrued compensation - officer	—	417,470
Insurance loan payable	68,756	—
Due to related parties	—	318,234
Total current liabilities	236,746	1,427,991

Total liabilities	236,746	1,427,991

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, no par value, 100,000,000 shares authorized and none issued or outstanding.	—	—

Common Stock, no par value; 300,000,000 shares authorized, 68,774,956 and 34,380,971 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—

Additional paid-in capital	48,832,362	46,923,433
Accumulated deficit	(44,427,763)	(41,010,063)
Total stockholders’ equity	4,404,599	5,913,370
Total liabilities and stockholders’ equity	$4,641,345	$7,341,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telomir Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating costs:
General and administrative expenses	493,309	386,951	2,386,850	7,264,808
Research and development expenses	251,887	759,525	1,164,358	1,139,360
Total operating costs	745,196	1,146,476	3,551,208	8,404,168

Interest income	41,879	44,182	139,699	53,544
Interest expense	(1,908)	—	(6,191)	(1,388)
Total other income, net	39,971	44,182	133,508	52,156
Net loss	$(705,225)	$(1,102,294)	$(3,417,700)	$(8,352,012)
Deemed dividend	—	—	(46,113,903)	—
Net loss attributable to common stockholders	$(705,225)	$(1,102,294)	$(49,531,603)	$(8,352,012)

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.03)	$(0.90)	$(0.27)

Basic and diluted weighted average common stock shares outstanding	68,774,956	32,398,906	54,790,448	31,039,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telomir Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2025	34,380,971	$—	$46,923,433	$(41,010,063)	$5,913,370
Stock-based compensation	—	—	39,803	—	39,803
Net loss	—	—	—	(990,947)	(990,947)
Balances, March 31, 2026	34,380,971	$—	$46,963,236	$(42,001,010)	$4,962,226
Stock-based compensation	—	—	198,734	—	198,734
Issuance of common stock for cash in ATM, net	4,275	—	6,311	—	6,311
Stock-based compensation – stock option modification	—	—	587,737	—	587,737
Issuance of common stock – TELI acquisition	34,389,710	—	1,000,000	—	1,000,000
Net loss	—	—	—	(1,721,528)	(1,721,528)
Balances, June 30, 2026	68,774,956	$—	$48,756,018	$(43,722,538)	$5,033,480
Stock-based compensation	—	—	65,344	—	65,344
Stock-based compensation – stock option modification	—	—	11,000	—	11,000
Net loss	—	—	—	(705,225)	(705,225)
Balances, September 30, 2026	68,774,956	$—	$48,832,362	$(44,427,763)	$4,404,599

Balances, December 31, 2024	29,762,671	$—	$31,239,895	$(30,596,858)	$643,037

Stock-based compensation	—	—	1,375,686	—	1,375,686
Net loss	—	—	—	(2,179,828)	(2,179,828)
Balances, March 31, 2025	29,762,671	$—	$32,615,581	$(32,776,686)	$(161,105)
Issuance of common stock for cash in ATM, net	18,299	—	47,769	—	47,769
Issuance of common stock for cash, Related party	333,334	—	1,000,000	—	1,000,000
Issuance of common stock for services	400,000	—	840,000	—	840,000
Stock-based compensation	—	—	3,824,450	—	3,824,450
Net loss	—	—	—	(5,069,890)	(5,069,890)
Balances, June 30, 2025	30,514,304	$—	$38,327,799	$(37,846,576)	$481,223
Issuance of common stock for cash in ATM, net	2,650,000	—	5,502,239	—	5,502,239
Issuance of common stock for cash, Related party	666,667	—	2,000,000	—	2,000,000
Stock-based compensation	—	—	98,142	—	98,142
Net loss	—	—	—	(1,102,294)	(1,102,294)
Balances, September 30, 2025	33,380,971	$—	$45,928,180	$(38,948,870)	$6,979,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telomir Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,417,700)	$(8,352,012)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation expense	303,881	5,298,278
Stock-based compensation expense – stock option modification	598,737	—
Issuance of common stock for services	—	840,000
Change in operating assets and liabilities:
Prepaid expenses	(70,950)	(14,946)
Trade accounts payable and accrued liabilities	(368,779)	(258,161)
Accrued compensation - officer	(417,470)	—
Net cash used in operating activities	(3,372,281)	(2,486,841)
Cash flows from financing activities:
Repayment to officer	(155,518)	—
Proceeds from issuance of insurance loan payable	224,789	—
Repayments on insurance loan payable	(156,033)	—
Proceeds from TELI contribution, related party	1,000,000	—
Repayment of payable to related parties	(318,234)	—
Net proceeds from sale of common stock in ATM	6,311	—
Proceeds from sale of common stock	—	5,550,008
Proceeds from sale of common stock, related party	—	3,000,000
Net cash provided by financing activities	601,315	8,550,008

Net change in cash	(2,770,966)	6,063,167
Cash and cash equivalents, beginning of period	7,286,670	1,266,131
Cash and cash equivalents, end of period	$4,515,704	$7,329,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,191	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Note 1. Description of business

Overview

Telomir Pharmaceuticals, Inc. (the “Company” or “Telomir”) is a clinical-stage biotechnology company developing novel small-molecule therapeutics targeting biological pathways implicated in cancer. The Company’s lead investigational candidate, Telomir-Zn, is an oral small molecule designed to modulate intracellular metal homeostasis and epigenetic regulation, with the goal of influencing pathways associated with tumor biology. The Company has received clearance from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug (“IND”) application to initiate a clinical trial evaluating Telomir-Zn in patients with advanced or metastatic triple-negative breast cancer (“TNBC”).

As used herein, the Company’s common stock, no par value per share, is referred to as the “Common Stock,” and the Company’s preferred stock, no par value per share, is referred to as the “Preferred Stock.”

The Company and TELI Pharmaceuticals, Inc., a related party private company incorporated under the laws of Delaware (“TELI”), certain of whose beneficial owners are also related parties of the Company due to overlapping of beneficial ownership and management, entered into an Agreement and Plan of Merger and Reorganization, dated November 20, 2025, as amended on February 4, 2026 (collectively, the “Merger Agreement”), pursuant to which a wholly owned subsidiary of the Company merged with and into TELI, with TELI surviving as a wholly owned subsidiary of the Company (the “Merger”). On April 22, 2026, the Company consummated the Merger following approval by the Company’s shareholders at a meeting of the Company’s shareholders held on March 23, 2026. Pursuant to the Merger, the Company acquired all the outstanding equity interests of TELI, which held exclusive worldwide intellectual property rights to develop and commercialize Telomir-Zn, and issued an aggregate of 34,389,710 shares of Common Stock to the former TELI shareholders. As a result of the Merger, the Company consolidated previously separated geographic rights to Telomir-Zn under a single corporate structure and TELI became a wholly owned subsidiary of the Company (Notes 5 and 10).

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

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Liquidity and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

As of September 30, 2026, the Company had cash and cash equivalents of approximately $4.5 million. The Company used approximately $3.4 million of cash in operations during the nine months ended September 30, 2026, and had net losses of $0.7 million for the three months ended September 30, 2026 and $3.4 million for the nine months ended September 30, 2026, and had stockholders’ equity of approximately $4.4 million at September 30, 2026.

Historically, the Company has been primarily engaged in developing Telomir-Zn. During these activities, the Company sustained substantial losses. The Company’s ability to fund ongoing operations and future clinical trials required for FDA approval is dependent on the Company’s ability to obtain significant additional external funding. Since inception, the Company has financed its operations through related party financings, an initial public offering, and ATM offerings, as well as an October 2026 private placement. Additional sources of financing may be sought by the Company. However, there can be no assurance that any fundraising will be achieved on commercially reasonable terms, if at all.

As of the date of filing this Quarterly Report on Form 10-Q (this “Report”), the Company expects to continue generating losses and does not have sufficient cash and cash equivalents on hand to support its operations for at least the 12 months following the date these unaudited condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Certain risks and uncertainties

The Company’s activities are subject to significant risks and uncertainties, including the risk of failure to secure additional funding to properly execute the Company’s business plan. The Company is subject to risks that are common to companies in the pharmaceutical industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third-party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

Revenue recognition

The Company currently has no source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Income taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit is more likely than not to be sustained upon examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured by the FDIC up to $250,000. On September 30, 2026 and December 31, 2025, the Company had cash in excess of FDIC limits of approximately $4.3 million and $7.0 million, respectively. To reduce its risk associated with the failure of a financial institution, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high-quality financial institutions.

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

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and FASB ASC Topic 815, Derivatives and Hedging (ASC 815).

The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarter-end while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be classified as liabilities and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of operations. The Company generally determines fair value of the warrants using a Black-Scholes valuation methodology.

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

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions that market participants would use in pricing the asset or liability).

The Company considers the carrying amount of prepaid assets and all current liabilities to approximate fair value due to the short-term nature of those elements.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Loss per Share

Loss per share is computed in accordance with ASC Topic 260, Earnings per Share (ASC 260), the basic weighted-average number of shares of Common Stock outstanding for the three and nine months ended September 30, 2026 and 2025, includes the shares of Common Stock issued and outstanding during such period, on a weighted average basis. The basic weighted average number of shares of Common Stock outstanding excludes common stock equivalents such as stock options and warrants, while the diluted weighted average number of shares of Common Stock outstanding includes such stock options and warrants when dilutive. In periods where the Company reports a net loss, dilutive securities are excluded from the diluted share count as their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share are identical for all periods presented.

On April 22, 2026, the Company completed the Merger with TELI and issued 34,389,710 shares of its Common Stock to the former shareholders of TELI (see Note 5, Related Party Asset Acquisition of TELI). The Company accounted for the transaction as a related-party asset acquisition at historical carryover basis. As a result of the transaction, the Company recorded a deemed dividend of $46,113,903, representing the excess of the fair value of the Common Stock issued over the carrying value of the net assets acquired and cash contribution received. In accordance with ASC 260, the deemed dividend was treated as a reduction of income available to shareholders in the calculation of basic and diluted earnings per share for the nine months ended September 30, 2026. The 34,389,710 shares issued in connection with the acquisition were included in the Company’s weighted-average shares outstanding beginning April 22, 2026, the Merger date.

The following outstanding Common Stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods in which a net loss is presented because their effect would have been anti-dilutive.

	September 30,
	2026	2025
Stock options	4,347,670	4,190,170
Common Stock warrants	2,814,057	2,814,057
Totals	7,161,727	7,004,227

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

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Note 3. Prepaid expenses

Prepaid expense consisted of the following at the dates indicated:

	September 30, 2026	December 31, 2025
Prepaid expense:
Prepaid insurance	$93,015	$43,445
Other prepaid expense	32,626	11,246
Total prepaid expenses	$125,641	$54,691

Note 4. Fair value measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026 and December 31, 2025 and during the three and nine months ended September 30, 2026 and 2025. The carrying amount of accounts payable approximates fair value because of their short-term nature. The fair value of stock options and warrants issued is estimated based on the Black-Scholes model.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the money market account represents a Level 1 measurement. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025

Assets:
Money Market Account	1	$4,487,507	$7,092,808

Note 5. Related Party Asset Acquisition of TELI

On April 22, 2026, the Company completed its acquisition of TELI, a privately held related-party company, certain of whose beneficial owners were also related parties of the Company, pursuant to the Merger Agreement. TELI was considered a related party because Bayshore Trust held ownership interests in both the Company and TELI. Bayshore Trust, a principal shareholder of the Company, was established by the Company’s founder, Jonnie R. Williams, Sr., and various members of his family are beneficiaries of the trust. Bayshore Trust is a related party and beneficially owns more than 10% of the Company’s outstanding common stock. In addition, Erez Aminov held ownership interests in both entities and serves as the Company’s Chairman and Chief Executive Officer. Immediately prior to the Merger, Bayshore Trust beneficially owned approximately 35% of TELI and 14% of the Company, while Mr. Aminov beneficially owned approximately 21% of TELI and 1% of the Company. The Merger was approved by the Company’s shareholders at the annual shareholders’ meeting held on March 23, 2026. At the closing of the Merger, the Company acquired 100% of the outstanding equity interests of TELI which held exclusive worldwide intellectual property rights to develop and commercialize Telomir-Zn, in exchange for 34,389,710 restricted shares of Common Stock issued to TELI’s former shareholders. As a result of the Merger, the Company consolidated previously separated geographic rights to Telomir-Zn under a single corporate structure. The number of shares issued was determined based on an exchange ratio derived from independent third-party valuations of both the Company and TELI. Immediately following the Merger, the former TELI stockholders beneficially owned approximately 50% of the Company’s outstanding common stock, based on the shares outstanding upon completion of the Merger. In addition, Bayshore Trust beneficially owned approximately 25% of the Company’s outstanding common stock, while Mr. Aminov beneficially owned approximately 11% of the Company’s outstanding common stock following the Merger.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

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

The Milestone Shares, if any, will be issued only upon the receipt of the corresponding funding amounts. If a funding commitment is not satisfied within three months of the applicable milestone date, the corresponding right to receive Milestone Shares will be forfeited. The Milestone Shares are separate and distinct from the shares issued to TELI’s former shareholders as consideration in the Merger.

As a result of the Merger, the Company holds sole global rights to Telomir-Zn, consolidating worldwide development and commercialization rights under a single corporate structure.

On the closing date of the Merger, the Company issued 34,389,710 shares of its common stock to the former shareholders of TELI (see Note 10). The shares issued were valued at $47,113,903 based on the closing market price of the Company’s Common Stock of $1.37 per share on April 22, 2026. The Company accounted for the acquisition as a related-party asset acquisition at historical carryover basis. Immediately prior to the Merger, TELI’s net assets, including the intellectual property rights related to Telomir-Zn, had a historical carrying value of $0. As a condition to closing, Bayshore Trust contributed $1,000,000 in cash to the Company, which represented the only net asset received in the transaction. Accordingly, the Company recorded the $1,000,000 cash contribution as an increase to equity in additional paid-in capital. The excess of the fair value of the common shares issued over the net assets received of $46,113,903 was accounted for as a deemed dividend and recorded as a charge to additional paid-in capital. As a result, the net increase in shareholders’ equity attributable to the transaction was $1,000,000.

Note 6. License agreement, related party

The Company licenses intellectual property rights related to Telomir-Zn from MIRALOGX, LLC (“MIRALOGX”), an intellectual property development and holding company controlled by Bayshore Trust, which was established by Jonnie R. Williams, Sr, the Company’s founder, and of which various members of his family are beneficiaries. Bayshore Trust is a related party and a principal shareholder holding more than 10% of the outstanding Common Stock of the Company.

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

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

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

Under the terms of the applicable license agreements, the Company is obligated to pay MIRALOGX a royalty equal to 8% of net sales and certain other revenues derived from licensed products. In addition, pursuant to the March 2025 license agreement, the Company is obligated to pay a minimum annual royalty of $250,000 beginning in the year in which revenue from licensed products is first generated. No upfront license fees were required under either agreement, and no milestone payments are payable. No royalties have been paid as of September 30, 2026.

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

Note 7. Related parties’ balances and transactions

Due to officer and accrued compensation - officer

As of December 31, 2025, accrued compensation of $417,470 was owed to the Company’s Chairman and Chief Executive Officer, Erez Aminov, representing compensation earned during the year ended December 31, 2025. The accrued compensation balance was fully repaid in January 2026, and there were no amounts outstanding as of September 30, 2026.

In December 2025, Mr. Aminov advanced $155,518 to the Company for the purpose of remitting employee payroll withholding taxes associated with equity-based compensation granted during the year. These withholding taxes were not remitted through the Company’s payroll processing. Accordingly, the advance was returned to Mr. Aminov in January 2026 and there were no amounts outstanding as of September 30, 2026.

Mr. Aminov is the domestic partner of a daughter of Jonnie R. Williams, Sr., the Company’s founder and the grantor of Bayshore Trust, a principal shareholder of the Company, of which various members of the Williams family are beneficiaries.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Due to related parties

The Company receives working capital advances from MIRALOGX, a related party entity under common control and may remit payments to vendors and service providers on behalf of the Company. The Company may also receive advances from other related parties. During the year ended December 31, 2025, a related party, MIRALOGX, shipped pharmaceutical chemicals to the Company’s service provider for ongoing research activities at an approximate cost of $224,800. During the nine months ended September 30, 2026, the Company incurred $26,592 of intellectual property development costs that were paid on its behalf by MIRALOGX. All amounts were repaid in full as of September 30, 2026. As of September 30, 2026 and December 31, 2025, amounts due to related parties totaled $0 and $318,234, respectively.

Investment from largest shareholder

On May 19, 2025, the Company entered into an agreement to raise $3 million in equity financing through a direct investment by Bayshore Trust, a principal shareholder of the Company. The Company issued 333,334 restricted shares of its Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, in exchange for 666,667 shares.

Starwood Trust Line of Credit and Stock Purchase Agreement

On September 24, 2024 the Company entered into an unsecured Promissory Note and Loan Agreement (“the Starwood Note”) with Starwood Trust, a separate related party trust established by the Company’s founder, Jonnie R. Williams, Sr. who also established Bayshore Trust, a principal shareholder of the Company, and of which various members of his family are beneficiaries. Under the Starwood Note, the Company had the right to borrow up to an aggregate of $5 million through September 24, 2026, the second anniversary of the Starwood Note. The borrowing facility expired on September 24, 2026, without any amounts having been drawn. No amounts were outstanding under the Starwood Note as of September 30, 2026 or December 31, 2025.

The Company’s right to borrow funds under the Starwood Note was subject to the absence of a material adverse change in its assets, operations or prospects. The Starwood Note contained customary default provisions and provided for simple interest at 7% per annum and prepayment without penalty.

MIRALOGX License Agreement

See Note 6.

MIRA Pharmaceuticals, Inc. - Related Party Ownership of Common Stock

On September 29, 2025, in connection with the consummation of a merger between MIRA Pharmaceuticals, Inc. (“MIRA”), a related party due to certain common ownership, officers and directors, and SKNY Pharmaceuticals, Inc. (“SKNY”), MIRA acquired 3,521,127 shares of the Company’s Common Stock that were contributed to SKNY by its largest shareholder prior to the merger closing. As a result, MIRA held approximately 5% and 10% of the Company’s outstanding Common Stock as of September 30, 2026 and December 31, 2025, respectively.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Related Party Asset Acquisition of TELI

On April 22, 2026, the Company completed the acquisition of TELI, a related-party entity whose beneficial ownership included certain related parties of the Company. TELI was considered a related party because Bayshore Trust, a principal shareholder of the Company, held ownership interests in both the Company and TELI. In addition, Erez Aminov held ownership interests in both entities and serves as the Company’s Chairman and Chief Executive Officer. Immediately prior to the Merger, Bayshore Trust beneficially owned approximately 35% of TELI and 14% of the Company, while Mr. Aminov beneficially owned approximately 21% of TELI and 1% of the Company. As part of the Merger, Bayshore Trust, a related party, contributed $1.0 million in cash to the Company and entered into a funding commitment of up to an additional $4.0 million upon the achievement of specified development milestones (see Note 5, Related Party Asset Acquisition of TELI and Note 9, Funding Commitment Agreement with Related Party). As of September 30, 2026, no amounts had been funded under the additional $4.0 million funding commitment, and no liability or equity issuance had been recognized related to the funding commitment.

Note 8. Insurance loan payable

During February 2026, the Company entered into a financing agreement with a financing institution to fund a portion of its insurance policies. As part of the agreement, the financing institution agreed to finance the insurance policies of the Company of approximately $225,000 with an average interest rate per annum of 6.70%. The Company is required to make monthly payments of approximately $23,000 through December 2026. The outstanding balance as of September 30, 2026 on the insurance loan payable was $68,756.

Note 9. Commitments and contingencies

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2026 and December 31, 2025, no amounts have been accrued related to such indemnification provisions.

Funding Commitment Agreement with Related Party

On April 20, 2026, as part of the Merger, the Company entered into a binding funding commitment agreement with Bayshore Trust, a related party, in support of the continued development of Telomir-Zn. The agreement provides for (i) a funding commitment pursuant to which Bayshore Trust may invest up to $2.0 million upon acceptance by the FDA of an Investigational New Drug (“IND”) application for Telomir-Zn, and (ii) an additional funding commitment pursuant to which Bayshore Trust may invest up to $2.0 million upon the initiation of a Phase 1/2 clinical study for Telomir-Zn. Funding may be provided in cash, marketable securities, or a combination thereof, subject to the terms of the agreement.

In consideration for each investment, the Company agreed to issue 1,492,537 shares of its common stock, or an aggregate of 2,985,074 shares if both milestones are achieved and Bayshore Trust elects to make the corresponding investments. The shares will be issued only upon receipt of the applicable investment. If Bayshore Trust does not elect to make the applicable investment within three months following achievement of the applicable milestone, its right to receive the corresponding shares will expire.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Legal Proceedings

From time to time, the Company may become involved in legal proceedings, claims, investigations and other matters arising in the ordinary course of our business. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. Except as described below, we are not currently a party to any material pending legal proceedings.

On June 5, 2026, a complaint was filed by the Estate of Christopher Columbus Chapman, Jr., the former Chief Executive Officer of the Company, in the Circuit Court of Miami-Dade County, Florida claiming that the Company failed to timely transfer restricted common stock of the Company (the “Chapman Litigation”). The Company subsequently successfully transferred the case to the Complex Business Litigation Division of Miami-Dade County, Florida. The plaintiff claims damages in excess of $3.5 million due to the delays in transfer. The Company believes the plaintiff’s position is without merit and intends to vigorously defend itself. At this stage of the proceedings, management is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount of any potential loss, if any. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements as of September 30, 2026.

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

ATM Agreement

On February 14, 2025, the Company filed a shelf registration statement with the SEC to facilitate the issuance of its Common Stock and entered into an At The Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC under which the Company may offer and sell shares of its Common Stock, with an aggregate offering amount sold of up to $100,000,000. During the nine months ended September 30, 2026, the Company sold a total of 4,275 shares of its Common Stock, at a weighted average price of $1.51 for a total net proceeds of $6,311. No shares were sold under the ATM during the three months ended September 30, 2026. During the nine months ended September 30, 2025, the Company sold a total of 2,668,299 shares of its common stock, at a weighted average price of $2.17 for total proceeds of $5,550,008, net of costs of $230,292.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

Investment from Largest Shareholder

On May 19, 2025, the Company entered into an agreement to raise $3 million in equity financing through a direct investment by Bayshore Trust, the Company’s largest shareholder. The transaction was structured as a straight restricted common stock deal with no warrants. The Company issued 333,334 restricted shares of its Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution. The Company received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional 666,667 shares of Common Stock were issued for $2 million received.

Restricted Stock Units

On May 27, 2025, 400,000 fully vested shares of Common Stock were granted for services to the Company’s CEO. The restricted shares were valued at $840,000 based on the stock quoted trading price at the grant date and were expensed immediately as compensation expense.

Warrants

In connection with various transactions, the Company issued warrants. Warrant activity for the three and nine months ended September 30, 2026 and the year ended December 31, 2025 is summarized below:

Weighted Average
			Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Warrants	Price	Term (Years)		Value
Outstanding as of December 31, 2025	2,814,057	4.97	2.45		—
Granted	—	—	—		—
Exercised	—	—	—		—
Outstanding as of March 31, 2026	2,814,057	$4.97	2.20		$—
Granted	—	—	—		—
Exercised	—	—	—		—
Outstanding as of June 30, 2026	2,814,057	$4.97	1.70		—
Granted	—	—	—		—
Exercised	—	—	—		—
Outstanding as of September 30, 2026	2,814,057	$4.97	1.45	(1)	—

(1) Warrants consist primarily of 2,439,025 warrants issued to Bayshore Trust that have a remaining contractual term of 1.7 years as of September 30, 2026, 335,032 warrants issued to investors associated with a 2023 private placement that have an indeterminable contractual term, and 40,000 warrants issued to underwriters as part of the IPO with a remaining contractual life of 1.75 years.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the vesting period and the original contractual term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. The Company recognizes forfeitures as they occur.

A summary of the Company’s stock option activity is as follows:

		Weighted Average
			Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price	(years)	Intrinsic Value
Outstanding as of December 31, 2025	4,187,670	$3.57	9	$—
Options granted	—	—	—	—
Forfeited/Expired	(15,000)	5.02	—	—
Outstanding as of March 31, 2026	4,172,670	$3.57	8.79	$—
Options granted	150,000	1.34	—	—
Forfeited/Expired	—	—	—	—
Outstanding as of June 30, 2026	4,322,670	$1.36	8.48	$—
Options granted	75,000	1.18	—	—
Forfeited/Expired	(50,000)	2.75	—	—
Outstanding as of September 30, 2026	4,347,670	1.30	8.35	2,500
Options vested and exercisable as of September 30, 2026	4,291,420	$1.30	8.33	$1,750

On May 21, 2026 and on July 28, 2026, the Company’s board of directors approved a modification of certain outstanding stock options covering an aggregate of 4,035,170 and 50,000 shares of common stock, respectively, by reducing the exercise price of the awards. For the May 21, 2026 modification, the exercise prices of 2,035,170 options and 2,000,000 options were reduced from $5.02 and $2.10 per share, respectively, to $1.30 per share. For the July 28, 2026 modification, the exercise price of 50,000 options was reduced from $5.02 per share to $1.18 per share. The modified options were fully vested on the modification date and continued to be subject to their original contractual terms, including expiration dates, except for the revised exercise prices. The Company accounted for the modifications in accordance with ASC 718, Compensation—Stock Compensation and recognized incremental stock-based compensation expense resulting from the increase in the fair value of the modified awards. As a result, the Company recognized approximately $11,000 and $599,000 of incremental stock-based compensation expense associated with these modifications during the three and nine months ended September 30, 2026, respectively.

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

On April 16, 2026, the Company granted an aggregate of 150,000 stock options to its directors. The options vested on the date of grant. The options have a contractual term of ten years and an exercise price of $1.34 and were valued at approximately $172,000 on the grant date. The stock options granted on April 16, 2026 were valued using the Black-Scholes option-pricing model with the following assumptions: a stock price of $1.34, a risk-free interest rate of 3.91%, expected volatility of 125.79%, an expected dividend yield of 0%, and an expected term of 5.0 years. On July 28, 2026, the Company granted an aggregate of 75,000 stock options to certain consultants of the Company. The options vest in two equal installments, with 50% vesting on the grant date and the remaining 50% vesting six months from the grant date. The options have a contractual term of ten years and an exercise price of $1.18 and were valued at approximately $75,000 on the grant date. The stock options granted on July 28, 2026 were valued using the Black-Scholes option-pricing model with the following assumptions: a stock price of $1.18, a risk-free interest rate of 4.36%, expected volatility of 121.06%, an expected dividend yield of 0%, and an expected term of 5.13 years.

The Company recognized $65,344 and $98,142 in stock-based compensation, excluding incremental stock-based compensation expense associated with the stock options modifications, during the three months ended September 30, 2026 and 2025, respectively. The Company recognized $303,881 and $5,298,278 in stock-based compensation, excluding incremental stock-based compensation expense associated with the stock options modifications and vested common shares issued for services to the Company’s CEO, during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there is approximately $27,000 of unrecognized compensation cost related to unvested stock options granted under the 2023 Plan that is expected to be recognized over approximately 0.23 years.

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

Telomir Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating costs:
General and administrative expenses	493,309	386,951	2,386,850	7,264,808
Research and development expenses	251,887	759,525	1,164,358	1,139,360
Total operating costs	745,196	1,146,476	3,551,208	8,404,168

Other income (expense):
Interest income	41,879	44,182	139,699	53,544
Interest expense	(1,908)	—	(6,191)	(1,388)
Total other income, net	39,971	44,182	133,508	52,156
Segment net loss	$(705,225)	(1,102,294)	(3,417,700)	(8,352,012)

Note 12. Subsequent Events

On October 5, 2026, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued and sold 4,843,303 shares of its common stock at a purchase price of $1.16 per share. On October 9, 2026, the Company entered into a second securities purchase agreement with certain additional investors pursuant to which the Company issued and sold an additional 57,447 shares of its common stock at a purchase price of $1.13 per share (collectively, the “Private Placement”). The respective purchase prices represented a 5% discount to the applicable 10-day volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market ending two days prior to the applicable closing.

The Company received aggregate gross proceeds of approximately $5.7 million from the Private Placement, before deducting placement agent fees and other offering expenses of approximately $530,000. The Company intends to use the net proceeds from the Private Placement primarily to support the clinical development of Telomir-Zn, including the Company’s Phase 1/2 clinical program in advanced or metastatic triple-negative breast cancer, as well as for working capital and general corporate purposes.

In connection with the Private Placement, the Company issued placement agent common stock purchase warrants to Alexander Capital, L.P. to purchase an aggregate of 392,060 shares of the Company’s common stock (the “Placement Agent Warrants”), consisting of (i) warrants to purchase 387,464 shares of common stock at an exercise price of $1.16 per share and (ii) warrants to purchase 4,596 shares of common stock at an exercise price of $1.13 per share. The Placement Agent Warrants are exercisable from their respective issue dates and expire at 5:00 p.m., New York City time, on the fifth anniversary of their respective issue dates.

Pursuant to the terms of the Private Placement, the Company agreed to register for resale the shares of common stock issued in the Private Placement and the shares of common stock issuable upon exercise of the Placement Agent Warrants.

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

We had net losses of $0.7 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. We had net losses of $3.4 million and $8.4 million for the nine months ended September 30, 2026 and 2025, respectively.

In October 2026, the Company completed a private placement pursuant to which it issued and sold an aggregate of 4,900,750 shares of common stock at purchase prices ranging from $1.13 to $1.16 per share, for aggregate gross proceeds of approximately $5.7 million, before deducting placement agent fees and other offering expenses (the “Private Placement”). The Company intends to use the net proceeds primarily to fund the clinical development of Telomir-Zn, including its Phase 1/2 clinical program in advanced or metastatic triple-negative breast cancer, and for working capital and general corporate purposes.

On April 22, 2026, the Company consummated its previously announced merger with TELI Pharmaceuticals, Inc., (“TELI”) a related party private company (the “Merger”), following approval by the Company’s shareholders at a meeting held on March 23, 2026. Pursuant to the Merger, the Company acquired all of the outstanding equity interests of TELI, which held exclusive worldwide intellectual property rights to develop and commercialize Telomir-Zn, and issued an aggregate of 34,389,710 restricted shares of the Company’s common stock, no par value (the “Common Stock”) to the former TELI shareholders. The share consideration was determined using an exchange ratio based on independent third-party valuations of both entities.

In connection with the closing of the Merger, Bayshore Trust, a TELI shareholder, provided a $1.0 million cash contribution to the Company. Bayshore Trust also entered into a binding commitment arrangement providing for up to $4.0 million of additional equity investment, subject to the achievement of specified regulatory and clinical development milestones related to Telomir-Zn (the “Funding Commitment”).

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

Issuance of the Milestone Shares is contingent upon receipt of the applicable funding amounts. If the required funding related to a milestone is not received within three months of the applicable milestone event, the related right to receive Milestone Shares will lapse. Any Milestone Shares issued pursuant to the Funding Commitment are separate from, and in addition to, the shares issued to TELI shareholders as part of the Merger consideration.

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

Our operating expenses have historically been primarily costs associated with our initial investment in preclinical research and development activities. We expect research and development expenses to increase in the future as we advance Telomir-Zn into and through clinical trials and pursue regulatory approvals, which will require significant expenditures for clinical trials, regulatory support, and contract manufacturing. In addition, we will evaluate opportunities to acquire or in-license additional product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments, as well as added clinical development costs.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in developing our product candidates in a timely manner or obtaining regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

General and Administrative Expenses

General and administrative expenses consist of costs associated with administrative functions, as well as legal and consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and license costs. We expect to incur additional expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Results of operations for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025	Change
Revenues	$—	$—	$—

Operating costs:
General and administrative expenses	493,309	386,951	106,358
Research and development expenses	251,887	759,525	(507,638)
Total operating costs	745,196	1,146,476	(401,280)

Interest income	41,879	44,182	(2,303)
Interest expense	(1,908)	—	(1,908)
Total other income, net	39,971	44,182	(4,211)
Net loss	$(705,225)	$(1,102,294)	397,069

General and Administrative Expenses

We incurred $0.5 million and $0.4 million in general and administrative expenses during the three months ended September 30, 2026 and 2025, respectively. The increase in general and administrative expenses of $0.1 million during the three months ended September 30, 2026 relates primarily to an increase in professional expense of $0.2 million, partially offset by a decrease in payroll and other expenses of $0.1 million.

Research and Development Expenses

We incurred research and development expenses of $0.3 million and $0.8 million during the three months ended September 30, 2026 and 2025. The decrease in R&D expenses during the three months ended September 30, 2026 primarily reflects lower costs for toxicology studies, preclinical research, and R&D consultants associated with advancement of the Telomir-Zn development program.

The following table categorizes various elements of R&D expense during the three months ended September 30, 2026 and 2025:

R&D Category	September 30, 2026	September 30, 2025
Toxicology	$—	373,479
Pre-clinical research	125,033	264,904
R&D consultants	50,510	95,319
R&D stock-based compensation	76,344	25,823
Total research and development expenses	$251,887	759,525

Other Income and Expense

We recorded interest income of approximately $0.04 million in the three months ended September 30, 2026, and 2025, respectively. We incurred less than $0.002 million in interest expense during the three months ended September 30, 2026.

Results of operations for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
	2026	2025	Change
Revenues	$—	$—	$—

Operating costs:
General and administrative expenses	2,386,850	7,264,808	(4,877,958)
Research and development expenses	1,164,358	1,139,360	24,998
Total operating costs	3,551,208	8,404,168	(4,852,960)

Interest income	139,699	53,544	86,155
Interest expense	(6,191)	(1,388)	(4,803)
Total other income, net	133,508	52,156	81,352
Net loss	$(3,417,700)	(8,352,012)	4,934,312

General and Administrative Expenses

We incurred $2.4 million and $7.3 million in general and administrative expenses during the nine months ended September 30, 2026 and 2025, respectively. The decrease in general and administrative expenses of $4.9 million during the nine months ended September 30, 2026 relates primarily to decreases in stock-based compensation of $5.0 million, in stock issued for services of $0.8 million and payroll related expenses of $0.1 million, partially offset by increases in stock-options modification expense of $0.5 million, professional expense of $0.3 million and other expenses of $0.1 million.

Research and Development Expenses

We incurred research and development expenses of $1.2 million and $1.1 million during the nine months ended September 30, 2026 and 2025. The increase of $0.025 million primarily reflects higher pre-clinical research activities and R&D consultant costs associated with the Merger and advancement of the Telomir-Zn development program, partially offset by lower toxicology expense.

The following table categorizes various elements of R&D expense during the nine months ended September 30, 2026 and 2025:

R&D Category	September 30, 2026	September 30, 2025
Toxicology	$21,361	388,652
Pre-clinical research	685,616	530,526
R&D consultants	351,988	125,488
R&D stock-based compensation	105,393	94,694
Total research and development expenses	$1,164,358	1,139,360

Other Income and Expense

We recorded interest income of $0.1 million in the nine months ended September 30, 2026, compared with less than $0.1 million in the nine months ended September 30, 2025. We incurred less than $0.006 million and $0.001 million in interest expense during the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in August 2021, we have financed our operations primarily through sales of our Common Stock. These equity financings included the proceeds from our initial public offering that occurred in February 2024, a $1.0 million stock purchase agreement with Starwood Trust that occurred in the fourth quarter of 2024, a $3 million stock purchase agreement in 2025 with Bayshore Trust, and our at-the-market financing program (“ATM Financing”). We raised $6.5 million from the ATM financing in the year ended December 31, 2025.

We intend to finance our clinical development programs and working capital needs from existing cash and potential new sources of debt and equity financing.

In October 2026, we raised approximately $5.7 million in gross proceeds through a private placement of 4,900,750 shares of our common stock, with individual purchase prices ranging from $1.13 to $1.16 per share. After payment of placement agent fees and other offering expenses, the resulting net proceeds are expected to be used primarily for the continued clinical development of Telomir-Zn, including its Phase 1/2 program in advanced or metastatic triple-negative breast cancer, and for working capital and general corporate purposes.

On May 19, 2025, we entered into an agreement to raise $3 million in equity financing through a direct investment by Bayshore Trust, an entity affiliated with our largest shareholder. We issued 333,334 restricted shares of Common Stock at a purchase price of $3.00 per share, representing an 18% premium to the closing share price of the Common Stock of $2.54 on the date of execution (the “Bayshore Financing”). We received the initial payment of $1 million for the Bayshore Financing on May 20, 2025. In July 2025, an additional $2 million was received, for the issuance of 666,667 shares of Common Stock.

On September 24, 2024, we entered into an unsecured Promissory Note and Loan Agreement with the Starwood Trust, a separate trust that was established by our founder for the benefit of his family. Under this Promissory Note and Loan Agreement (the “Starwood Note”), we had the right to borrow up to an aggregate of $5 million from the Starwood Trust at any time up until the second anniversary of the Starwood Note. Our right to borrow funds under the Starwood Note was subject to the absence of a material adverse change in its assets, operations, or prospects. The Starwood Note, together with accrued interest, was due and payable on the second anniversary of the issuance of the note and provided for prepayment at any time without penalty. The Starwood Note accrued interest at a rate equal to 7% per annum, simple interest. Further, on December 9, 2024, Starwood Trust entered into a stock purchase agreement with the Company to purchase 142,857 shares of unregistered Common Stock at $7 per share for a total of $1.0 million in proceeds to us. The borrowing facility expired on September 24, 2026, without any amounts having been drawn. No amounts were outstanding under the Starwood Note as of September 30, 2026 or December 31, 2025.

Since January 1, 2023, MIRALOGX, an intellectual property development and holding company owned by Bayshore Trust, and Starwood Trust, a separate trust established by our founder, have advanced funds on behalf of Bayshore Trust to the Company in order to fund operating activities. The total amount advanced and outstanding as of November 30, 2023, was $1.7 million. These advances were converted into 837,841 shares of Common Stock on November 30, 2023 at a conversion rate of $2.05 per share (after giving effect to our 1-for-2.05 reverse stock split that occurred on December 11, 2023) pursuant to a conversion agreement. The total amount advanced and outstanding as of December 31, 2024 was $0.06 million.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit. We had negative cash flow from operations of approximately $3.7 million for the nine months ended September 30, 2026 and an accumulated deficit of approximately $44.4 million as of September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of approximately $4.5 million.

We currently expect that our cash and cash equivalents will be sufficient to fund our operations, development plans, and capital expenditures into the fourth quarter of 2027.

We did not have any material non-cancellable contractual obligations as of September 30, 2026.

Cash Flows

The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(3.372,281)	(2,486,841)
Financing activities	601,315	8,550,008
Net change in cash	$(2,770,966)	6,063,167

Net Cash Used in Operating Activities

For the nine months ended September 30, 2026, operating activities used $3.4 million of cash, primarily due to a net loss of $3.4 million and a decrease in operating assets and liabilities of $0.8 million, partially offset by approximately $0.9 million of stock compensation expense.

For the nine months ended September 30, 2025, operating activities used $2.5 million of cash, primarily due to a net loss of $8.4 million, partially offset by noncash stock-based compensation expense of $5.3 million and $0.9 million representing the value of common stock issued for services, together with changes in operating assets and liabilities of $0.3 million.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2026, financing activities provided $0.6 million of cash, resulting from $1.0 million of proceeds from the TELI contribution and $0.2 million of proceeds from issuance of insurance loan payable, partially offset by $0.2 million in repayments to an officer of the Company, $0.3 million in repayment of payable to related parties, and $0.2 million in repayments of insurance loans.

For the nine months ended September 30, 2025, financing activities provided $8.6 million of cash, resulting from $5.6 million of proceeds from the sale of Common Stock and $3.0 million of proceeds from the sale of Common Stock to related parties.

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we complete preclinical development activities and initiate clinical trials. In addition, if we obtain regulatory approval for any programs, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. The timing and amount of our operating expenditure will depend largely on the factors set out above.

Our funding requirements and timing and amount of our operating expenditure will depend on many factors, including, but not limited to:

● the rate of progress in the development of our Telomir-Zn program and other development programs;

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

Legal Proceedings and Contingencies

On June 5, 2026, a complaint was filed by the Estate of Christopher Columbus Chapman, Jr., the former Chief Executive Officer of the Company, in the Circuit Court of Miami-Dade County, Florida claiming that the Company failed to timely transfer restricted common stock of the Company (the “Chapman Litigation”). The Company subsequently had the case transferred to the Complex Business Litigation Division of the Circuit Court of Miami-Dade County, Florida. The plaintiff claims damages in excess of $3.5 million due to the delays in transfer. The Company believes the plaintiff’s position is without merit and intends to vigorously defend itself. At this stage of the proceedings, management is unable to reasonably estimate the likelihood of an unfavorable outcome or the amount of any potential loss, if any. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements as of September 30, 2026.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings, claims, investigations and other matters arising in the ordinary course of our business. Except as described below, we are not currently a party to any material pending legal proceeding.

On June 5, 2026, a complaint was filed by the Estate of Christopher Columbus Chapman, Jr., a former Chief Executive Officer of the Company, in the circuit court of Miami-Dade County, Florida claiming that the Company failed to timely transfer restricted common stock of the Company. The Company subsequently had the case transferred to the Complex Business Litigation Division of the Circuit Court of Miami-Dade County, Florida. The plaintiff claims damages in excess of $3.5 million due to the delays in transfer. The Company believes the plaintiff’s position is without merit and intends to vigorously defend itself.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The Company’s directors and officers may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Telomir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 001-41952) filed on February 4, 2025)

3.2	Bylaws of Telomir Pharmaceuticals, Inc, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41952) filed with the U.S. Securities and Exchange Commission on March 27, 2026)

4.1	Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41952) filed with the U.S. Securities and Exchange Commission on October 6, 2026)

10.1	Securities Purchase Agreement, dated October 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41952) filed with the U.S. Securities and Exchange Commission on October 6, 2026)

10.2	Registration Rights Agreement, dated October 5, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41952) filed with the U.S. Securities and Exchange Commission on October 6, 2026)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOMIR PHARMACEUTICALS, INC.

Date: November 6, 2026	By:	/s/ Erez Aminov
Erez Aminov
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Andriy Mushak
Andriy Mushak
Chief Financial Officer
(Principal Financial Officer)

